Form 10-Q
period 2021-09-30
Colombier Acquisition Corp.
filed 2021-11-12
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 10, 2021, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

COLOMBIER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2021 (Unaudited) and for the period from February 12, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 (Unaudited) and for the period from February 12, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the period from February 12, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Part III. Signatures	26

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COLOMBIER ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$921,140
Prepaid expenses	714,605
Total Current Assets	1,635,745

Marketable securities held in Trust Account	172,502,851
TOTAL ASSETS	$174,138,596

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$216,216
Accrued offering costs	20,274
Total Current Liabilities	236,490

Warrant liabilities	6,469,000
Deferred underwriting fee payable	6,037,500
Total Liabilities	12,742,990

Commitments (Note 7)

Class A common stock subject to possible redemption 17,250,000 shares at redemption value	172,500,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Accumulated deficit	(11,104,825)
Total Stockholders’ Deficit	(11,104,394)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$174,138,596

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 12,
		2021 (Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Formation and operational costs	$331,519	$415,446
Loss from operations	(331,519)	(415,446)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,605	2,851
Change in fair value of warrant liabilities	5,137,500	4,522,500
Transaction costs allocated to warrants	(39,187)	(329,619)
Other income, net	5,100,918	4,195,732

Net income	$4,769,399	$3,780,286

Basic and diluted weighted average shares outstanding, Class A common	17,062,500	8,236,784

Basic and diluted net income per share, Class A common stock	$0.22	$0.31

Basic and diluted weighted average shares outstanding, Class B common stock	4,306,386	3,975,496

Basic and diluted net income per share, Class B common stock	$0.22	$0.31

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021

(REVISED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2021 (Unaudited)	—	—	4,312,500	431	24,569	(1,000)	24,000
Accretion for Class A common stock to redemption amount					(24,569)	(12,987,798)	(13,012,367)
Net loss	—	—	—	—	—	(988,113)	(988,113)

Balance - June 30, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(13,976,911)	$(13,976,480)
Accretion for Class A common stock to redemption amount						(1,897,313)	(1,897,313)
Net income	—	—	—	—	—	4,769,399	4,769,399

Balance - September 30, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(11,104,825)	$(11,104,394)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,780,286
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,851)
Change in fair value of warrant liabilities	(4,522,500)
Transaction costs allocated to warrants	329,619
Changes in operating assets and liabilities:
Prepaid expenses	(714,605)
Accrued expenses	216,216
Net cash used in operating activities	(913,835)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Placements Warrants	5,700,000
Proceeds from promissory note – related party	46,975
Repayment of promissory note - related party	(46,975)
Payment of offering costs	(440,025)
Net cash provided by financing activities	174,334,975

Net Change in Cash	921,140
Cash – Beginning of period	—
Cash – End of period	$921,140

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$20,274
Initial value of common stock subject to possible redemption	$172,500,000
Deferred underwriting fee payable	$6,037,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period February 12, 2021 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has elected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 8, 2021. On June 11, 2021, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $150,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the sponsor, Colombier Sponsor LLC (the “Sponsor”), generating gross proceeds of $5,250,000, which is described in Note 5.

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

On July 1, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 2,250,000 Units issued for an aggregate amount of $22,500,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 450,000 Private Placement Warrants at $1 per Private Placement Warrant, generating total proceeds of $450,000. A total of $22,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $172,500,000.

Transaction costs amounted to $9,947,799, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $460,299 of other offering costs.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. There is no assurance that the Company will be able to successfully complete a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity

At September 30, 2021, we had cash of $0.9 million and working capital of $1.5 million. (after adding back approximately $67,000 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying condensed balance sheet, is allowed to be settled using the trust account).

The Company’s liquidity needs up to September 30, 2021 were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 6), a loan of $46,975 under an unsecured and noninterest bearing promissory note – related party (Note 6), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be revised to report all public shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of June 11, 2021 (audited)	Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$131,721,200	$18,278,800	$150,000,000
Class A common stock	$183	$(183)	$—
Additional paid-in capital	$5,290,819	$(5,290,819)	$—
Accumulated deficit	$(291,432)	$(12,987,798)	$(13,279,230)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(18,278,800)	$(13,278,799)

	As Previously
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021	Reported	Adjustment	As Revised
Sales of 15,000,000 Units, net of underwriting discounts	$136,800,951	$(136,800,951)	—
Proceeds received in excess of fair value of 5,250,000 Private Placement Warrants, net of offering costs	$186,682	(186,682)	—
Initial value of commons stock subject to possible redemption at IPO date	$(131,721,200)	131,721,200	—
Change in value of common stock subject to redemption	$697,690	(697,690)	—
Accretion for Class A common stock to redemption amount	$—	(13,012,367)	(13,012,367)
Total stockholders’ equity (deficit)	$5,000,010	(18,976,490)	(13,976,480)

The impact of the revision to the unaudited condensed balance sheet as of June 30, 2021, is a reclassification of $18,976,490 million from total stockholders’ equity to Class A common stock subject to possible redemption.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

The impact on the reported amounts of basic and diluted net income (loss) per share was a decrease of $0.17 per redeemable share and an increase of $0.01 per non-redeemable share to a loss of $0.17 per share for both redeemable and non-redeemable shares, and decrease of $0.17 per redeemable share and a increase of  $0.08 per non-redeemable share to $0.17 per share for both redeemable and non-redeemable shares, for the three months ended June 30, 2021, and for the period from February 12, 2021 (inception) through June 30, 2021, respectively

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 9, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 17, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period from February 12, 2021 (inception) through December 31, 2021 or for any future periods.

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

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which the Company’s total annual gross revenue is at least $1.07 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A Common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	$(5,462,500)
Class A common stock issuance costs	(9,447,180)
Plus:
Accretion of carrying value to redemption value	$14,909,680

Class A common stock subject to possible redemption	$172,500,000

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares amounting to $9,618,180 are included in the Accretion for Class A common stock subject to redemption amount.  Offering costs associated with the derivative warrant liabilities amounting to $290,432 in the 2nd quarter, and $39,187 in the 3rd quarter, totally $329,619 for the period from February 12, 2021 (inception) through September 30, 2021, were expensed to the condensed statements of operations.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and a measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021, due to the valuation allowance, the change in fair value of warrants and the transaction costs allocable to warrants which are currently not deductible.

Net income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common share for the periods presented.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the period from February 12, 2021
	Three Months Ended		(inception) Through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$3,808,241	$961,158	$2,549,680	$1,230,606
Denominator:
Basic and diluted weighted average shares outstanding	17,062,500	4,306,386	8,236,784	3,975,496
Basic and diluted net income per common stock	$0.22	$0.22	$0.31	$0.31

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11).

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, inclusive of 2,250,000 Units sold to the underwriters on July 1, 2021 upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $172.5 million. Each Unit consists of one share of the Company’s Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 10).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,250,000, in a private placement. On July 1, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, the Company sold an additional 450,000 Private Placement Warrants to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $450,000. Each Private Placement Warrant is exercisable to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On February 15, 2021, the Sponsor purchased 4,312,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on July 1, 2021, 562,500 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 8, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $40,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Promissory Note — Related Party

On February 23, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”).The Promissory Note was non-interest bearing and is payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory note of $46,975 was repaid at the closing of the Initial Public Offering on June 11, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no related party loans were outstanding.

NOTE 7. COMMITMENTS

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On July 1, 2021, the underwriters elected to fully exercise the over-allotment option to purchase an additional 2,250,000 Units at a price of $10.00 per Unit.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $5,250,000 in the aggregate (or $6,037,500 in the aggregate if the underwriters’ over-allotment option is exercised in full). As a result of the underwriters’ election to fully exercise their over-allotment option on July 1, 2021, the underwriters are entitled to a deferred fee of $6,037,500 (see Note 10). The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no shares of preferred stock issued or outstanding .

Class A Common Stock — The Company is authorized to issue up to 80,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

At September 30, 2021, there are 5,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

At September 30, 2021, there are 5,700,000 Private Placement warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$172,502,851

Liabilities:
Warrant liability – Public Warrants	3	$3,220,000
Warrant liability – Private Placement Warrants	3	3,249,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

		June 11, 2021
		(Initial
	September 30, 2021	Measurement)
Stock price	$9.67	$9.59
Exercise price	$11.50	$11.50
Expected term (in years)	5.0	5.0
Volatility	11.7%	16.7%
Risk-free rate	1.02%	0.81%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of February 12, 2021 (inception)	$—	$—	$—
Initial measurement on June 11, 2021	5,092,500	4,750,000	9,842,500
Over allotment on July 1, 2021	436,500	712,500	1,149,000
Change in fair value	(2,280,000)	(2,242,500)	(4,522,500)
Fair value as of September 30, 2021	$3,249,000	$3,220,000	$6,469,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period from February 12, 2021 (inception) through September 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 12, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $4,769,399, which consists of interest earned on marketable securities held in the Trust Account of $2,605 and the change in fair value of warrant liability of $5,137,500, offset by formation and operational costs of $331,519 and transaction costs allocated to warrants associated with the Initial Public Offering of $39,187.

For the period from February 12, 2021 (inception) through September 30, 2021, we had a net income of $3,780,286, which consists of interest earned on marketable securities held in the Trust Account of $2,851 and the change in fair value of warrant liability of $4,522,500, offset by formation and operational costs of $415,446 and transaction costs allocated to warrants associated with the Initial Public Offering of $329,619.

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

Following the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $172,500,000 was placed in the Trust Account. We incurred $9,947,799 in Initial Public Offering related costs, including $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $460,299 of other costs.

For the period from February 12, 2021 (inception) through September 30, 2021, cash used in operating activities was $913,835. Net income of $3,780,286 was affected by interest earned on marketable securities held in the Trust Account of $2,851, a change in fair value of warrant liabilities of $4,522,500, and transaction costs associated with the Initial Public Offering of $329,619. Changes in operating assets and liabilities used $498,389 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $172,502,851 (including $2,851 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have withdrawn $1,240,000 from the Trust Account for working capital purposes.

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

As of September 30, 2021, we had cash of $921,140. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit

Net Loss Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable, or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

COLOMBIER ACQUISITION CORP.

Date: November 10, 2021	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)