Form 10-Q/A
period 2021-09-30
Colombier Acquisition Corp.
filed 2021-12-07
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

As of December 6, 2021, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

COLOMBIER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	2
Condensed Statements of Operations for the three months ended September 30, 2021 (Unaudited) and for the period from February 12, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 (Unaudited) and for the period from February 12, 2021 (inception) through September 30, 2021 (Unaudited) (as restated)	4
Condensed Statement of Cash Flows for the period from February 12, 2021 (inception) through September 30, 2021 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited) (as restated)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures (as restated)	24
Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
Part III. Signatures	29

EXPLANATORY NOTE

Colombier Acquisition Corp. (the “Company,” “Colombier,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 11, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature, which provides each holder of such shares with the opportunity to have their shares redeemed, management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A commons stock subject to possible redemption being equal to their redemption value. As a result, in the Original Quarterly Report, management noted a reclassification adjustment related to temporary equity and permanent equity as of September 30, 2021. Management concluded that the reclassification should be corrected with a revision in the September 30, 2021 Form 10-Q.

Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee, re-evaluated the materiality of the reclassification and whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next two subsequent reporting periods. Following such re-evaluation, the Company’s management, together with the Audit Committee determined that the Company’s financial statements and other financial data as of and the period from February 12, 2021 (inception) through June 30, 2021 should be restated through the filing of this Amended Form 10-Q. The financial statements as of June 30, 2021 and the three months then ended and for the period from February 12, 2021 (inception) through June 30, 2021 have been restated in Note 2 of this Amended Form 10-Q, with the restatements resulting in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, due to change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 11, 2021, including the Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed on August 12, 2021, should no longer be relied upon. On November [29], 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report, as well as the Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 12, 2021.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof from the date of the IPO through September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

COLOMBIER ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$921,140
Prepaid expenses	714,605
Total Current Assets	1,635,745

Marketable securities held in Trust Account	172,502,851
TOTAL ASSETS	$174,138,596

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$216,216
Accrued offering costs	20,274
Total Current Liabilities	236,490

Warrant liabilities	6,469,000
Deferred underwriting fee payable	6,037,500
Total Liabilities	12,742,990

Commitments (Note 7)

Class A common stock subject to possible redemption; 17,250,000 shares at redemption value of $10.00 per share	172,500,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Class A common stock; $0.0001 par value; 80,000,000 shares authorized (excluding 17,250,000 shares subject to possible redemption)
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in-capital	—
Accumulated deficit	(11,104,825)
Total Stockholders’ Deficit	(11,104,394)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$174,138,596

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 12,
		2021 (Inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Formation and operational costs	$331,519	$415,446
Loss from operations	(331,519)	(415,446)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,605	2,851
Change in fair value of warrant liabilities	5,137,500	4,522,500
Transaction costs allocated to warrants	(39,187)	(329,619)
Other income, net	5,100,918	4,195,732

Net income	$4,769,399	$3,780,286

Basic and diluted weighted average shares outstanding, Class A common stock	17,062,500	8,236,784

Basic and diluted net income per share, Class A common stock	$0.22	$0.31

Basic and diluted weighted average shares outstanding, Class B common stock	4,306,386	3,975,496

Basic and diluted net income per share, Class B common stock	$0.22	$0.31

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021

(AS RESTATED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 12, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	(1,000)	(1,000)

Balance – March 31, 2021 (Unaudited)	4,312,500	431	24,569	(1,000)	24,000
Accretion for Class A common stock to redemption amount			(24,569)	(12,987,798)	(13,012,367)
Net loss	—	—	—	(988,113)	(988,113)

Balance - June 30, 2021 (Unaudited)	4,312,500	$431	$—	$(13,976,911)	$(13,976,480)
Accretion for Class A common stock to redemption amount				(1,897,313)	(1,897,313)
Net income	—	—	—	4,769,399	4,769,399

Balance - September 30, 2021 (Unaudited)	4,312,500	$431	$—	$(11,104,825)	$(11,104,394)

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

After preparing and filing the Company's unaudited condensed financial statements as of September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously determined the shares of Class A Common Stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A Common Stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. In connection with the change in presentation for the Class A common stock subject to possible redemption , the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

Therefore, in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the (i) previously issued initial balance sheet dated June 11, 2021 as filed with the SEC on June 17, 2021; and (ii) the unaudited condensed interim financials for the quarterly period ended June 30, 2021, as filed with the SEC on August 12, 2021 (“the Affected Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present (i) all Class A common stock subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and (iii) to correct its earnings per share calculation. As such, the Company is reporting these restatements to those Affected Periods in this quarterly report.

There has been no change in the Company’s total assets, liabilities, operating results or cash flows.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatements noted above on the Company’s previously issued financial statements is as follows:

	As Previously
Balance Sheet as of June 11, 2021 (audited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$131,721,200	$18,278,800	$150,000,000
Class A common stock	$183	$(183)	$—
Additional paid-in capital	$5,290,819	$(5,290,819)	$—
Accumulated deficit	$(291,432)	$(12,987,798)	$(13,279,230)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(18,278,800)	$(13,278,799)
Shares of Class A common stock subject to possible redemption	13,172,120	1,827,880	15,000,000
Shares of Class A common stock	1,827,880	(1,827,880)	—

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$131,023,510	$18,976,490	$150,000,000
Class A common stock	$190	$(190)	$—
Additional paid-in capital	$5,988,502	$(5,988,502)	$—
Accumulated deficit	$(989,113)	$(12,987,798)	$(13,976,911)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(18,976,490)	$(13,976,480)
Shares of Class A common stock subject to possible redemption	13,102,351	1,897,649	15,000,000
Shares of Class A common stock	1,897,649	(1,897,649)	—

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sales of 15,000,000 Units, net of underwriting discounts	$136,800,951	$(136,800,951)	—
Proceeds received in excess of fair value of 5,250,000 Private Placement Warrants, net of offering costs	$186,682	$(186,682)	—
Initial value of common stock subject to possible redemption at IPO date	$(131,721,200)	$131,721,200	—
Change in value of common stock subject to redemption	$697,690	$(697,690)	—
Accretion for Class A common stock to redemption amount	$—	$(13,012,367)	$(13,012,367)
Total stockholders’ equity (deficit)	$5,000,010	$(18,976,490)	$(13,976,480)

Statement of Operations for the Three Months Ended June 30, 2021 (audited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	13,172,120	(11,061,009)	2,111,111
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$—	$(0.17)	$(0.17)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,577,880	(1,827,880)	3,750,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.18)	$0.01	$(0.17)

Statement of Operations for the Period from February 12, 2021 through June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	13,172,120	(11,061,009)	2,111,111
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$(0.17)	$(0.17)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,007,257	(257,257)	3,750,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.25)	$0.08	$(0.17)

Statement of Cash Flows for the Period from February 12, 2021 through June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$131,721,200	$18,278,800	$150,000,000

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 17,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the issuance of Public Shares amounting to $9,618,180 are included in the Accretion for Class A common stock subject to redemption

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

amount.  Offering costs associated with the derivative warrant liabilities amounting to $290,432 in the 2nd quarter, and $39,187 in the 3rd quarter, totally $329,619 for the period from February 12, 2021 (inception) through September 30, 2021, were expensed to the condensed statements of operations. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net income (Loss) per Common Share

The Company has two classes of shares, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 11,450,000,of the Company's Class A common stock in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Class A Common Stock — The Company is authorized to issue up to 80,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements for the Affected Periods. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which approximates fair value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Net Loss Per Common Share

The Company has two classes of shares, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 11,450,000, of the Company’s Class A common stock in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, except as disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our management team, our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of June 11, 2021 and our financial statements included in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

On July 1, 2021, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 2,250,000 Units for gross proceeds of $22,500,000, less the underwriters’ discount of $450,000. In connection with the underwriters’ exercise of their over-

allotment option, the Company also consummated the sale of an additional 450,000 Private Placement Warrants at $1.00 per warrant, generating total proceeds of $450,000. A total of $21,260,000 was deposited into the Trust Account.

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

COLOMBIER ACQUISITION CORP.

Date: December 7, 2021	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2021	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)