Form 10-Q
period 2022-03-31
Colombier Acquisition Corp.
filed 2022-05-09
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 9, 2022, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

COLOMBIER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1.Interim Condensed Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 (Unaudited) and for the period from February 12, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 (Unaudited) and for the period from February 12, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Part III. Signatures	26

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

COLOMBIER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$458,152	$841,226
Prepaid expenses	422,193	424,695
Total current assets	880,345	1,265,921

Non-current prepaid expenses	70,088	175,216
Marketable securities held in Trust Account	172,517,647	172,506,512
Total Assets	$173,468,079	$173,947,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$280,266	$478,611
Total current liabilities	280,266	478,611

Warrant liabilities	3,217,264	6,083,516
Deferred underwriting fee payable	6,037,500	6,037,500
Total liabilities	9,535,030	12,599,627

Commitments (Note 6)

Class A common stock subject to possible redemption 17,250,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	172,500,000	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 80,000,000 shares authorized (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	431	431
Accumulated deficit	(8,567,382)	(11,152,409)
Total Stockholders’ Deficit	(8,566,951)	(11,151,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$173,468,079	$173,947,649

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 12,
		2021 (Inception)
	Three Months Ended	Through
	March 31,	March 31,
	2022	2021
Formation and operating costs	$292,360	$1,000
Loss from operations	(292,360)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	11,135	—
Change in fair value of warrant liabilities	2,866,252	—
Other income, net	2,877,387	—

Net income (loss)	$2,585,027	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	—

Basic and diluted net income per share, Class A common stock	$0.12	$—

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	4,312,500	$431	$—	$(11,152,409)	$(11,151,978)
Net income	—	—	—	—	—	2,585,027	2,585,027

Balance - March 31, 2022 (Unaudited)	—	$—	4,312,500	$431	$—	$(8,567,382)	$(8,566,951)

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance - March 31, 2021 (Unaudited)	—	$—	4,312,500	$431	$24,569	(1,000)	24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		February 12,
	Three Months	2021 (inception)
	Ended	through
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,585,027	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(11,135)	—
Change in fair value of derivative warrant liabilities	(2,866,252)	—
Changes in operating assets and liabilities:
Prepaid expenses	107,631	—
Accrued expenses	(198,345)	1,000
Net cash used in operating activities	(383,074)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of deferred offering costs	—	(18,820)
Net cash provided by financing activities	—	6,180

Net Change in Cash	(383,074)	6,180
Cash – Beginning	841,226	—
Cash – Ending	$458,152	$6,180

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$283,975

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period February 12, 2021 (inception) through March 31, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has elected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on June 11, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

On July 1, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 2,250,000 Units issued for an aggregate amount of $22,500,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 450,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $450,000. A total of $22,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $172,500,000.

Transaction costs amounted to $9,947,799, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $460,299 of other offering costs.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

MARCH 31, 2022

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the per share value deposited into the Trust account ($10.00).

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

Liquidity and Going Concern

At March 31, 2022, we had cash of $0.46 million and working capital of $0.62 million. (after adding back approximately $18,000 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying condensed balance sheet, is allowed to be settled using earnings from the trust account).

The Company’s liquidity needs up to March 31, 2022 were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $46,975 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash held outside of the trust was $458,152 and $841,226 at March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company has not withdrawn any amounts from the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A Common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	$(5,462,500)
Class A common stock issuance costs	(9,447,180)
Plus:
Accretion of carrying value to redemption value	$14,909,680

Class A common stock subject to possible redemption	$172,500,000

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and a measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s operational costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The effective tax rate differs from the statutory tax rate of 21%for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021, due to the valuation allowance, the change in fair value of warrants and the transaction costs allocable to warrants which are currently not deductible.

Net income (Loss) per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common share for the period presented.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the period from February 12, 2021
	Three Months Ended		(inception) Through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,068,022	$517,005	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	—	3,750,000
Basic and diluted net income (loss) per common share	$0.12	$0.12	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 8, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet. For the period from February 12, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no related party loans were outstanding.

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

The underwriters were paid $3,450,000 at the IPO. The underwriters are also entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding .

Class A Common Stock — The Company is authorized to issue up to 80,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

At March 31, 2022 and December 31, 2021, there are 5,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2022

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

At March 31, 2022 and December 31, 2021, there are 5,700,000 Private Placement warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$172,517,647	1	$172,506,512

Liabilities:
Warrant liability – Public Warrants	1	$1,615,588	1	$3,051,191
Warrant liability – Private Placement Warrants	3	1,601,676	3	3,032,325

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Stock price	$9.67	$9.64
Exercise price	$11.50	$11.50
Expected term (in years)	4.50	5.0
Volatility	6.3%	11.4%
Risk-free rate	2.44%	1.23%
Dividend yield	0.0%	0.0%

The following contains additional information regarding the other inputs used in the pricing model:

●Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.
●Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.
●Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of February 12, 2021 (inception)	$—	$—	$—
Initial measurement on June 11, 2021	5,092,500	4,750,000	9,842,500
Over allotment on July 1, 2021	436,500	712,500	1,149,000
Change in fair value	(2,496,675)	(2,411,309)	(4,907,984)
Transfer to level 1	—	(3,051,191)	(3,051,191)
Fair value as of December 31, 2021	3,032,325	—	3,032,325
Change in fair value	(1,430,649)	—	(1,430,649)
Fair value as of March 31, 2022	$1,601,676	—	1,601,676

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 12, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after that identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $2,585,027, which consists of interest earned on marketable securities held in the Trust Account of $11,135 and the change in fair value of warrant liabilities of $2,866,252, offset by formation and operating costs of $292,360.

For the period from February 12, 2021 (inception) through March 31, 2021, we had a net loss of $1,000, which consisted of formation and operating costs.

Going concern and Capital Resources

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

For the three months ended March 31, 2022, cash used in operating activities was $383,074. Net income of $2,585,027 was affected by interest earned on marketable securities held in the Trust Account of $11,135, and a change in fair value of warrant liabilities of $2,866,252. Changes in operating assets and liabilities used $90,714 of cash for operating activities.

For the period from February 12, 2021 (inception) through March 31, 2021, cash used in operating activities was $0. Net loss of $1,000 was affected by the changes in operating assets and liabilities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $172,517,647 (including $17,647 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Securities. Interest income on the balance in the Trust Account may be used by us to pay franchise taxes. Through March 31, 2022, we have not withdrawn any amount from the Trust Account.

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

At March 31, 2022, we had cash of $0.46 million and working capital of $0.62 million. (after adding back approximately $18,000 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying balance sheet, is allowed to be settled using the trust account).

The Company’s liquidity needs up to March 31, 2022 were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $46,975 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on June 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2022, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet. For the period from February 12, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net Income (Loss) Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the initial public offering and Annual Report on Form 10-K filed with the SEC on March 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the initial public offering and Annual Report on Form 10-K filed with the SEC, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

On July 1, 2021, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 2,250,000 Units for gross proceeds of $22,500,000, less the underwriters’ discount of $450,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 450,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $450,000. A total of $22,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $172,500,000.

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

COLOMBIER ACQUISITION CORP.

Date: May 9, 2022	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)