Form 10-Q
period 2022-06-30
Colombier Acquisition Corp.
filed 2022-08-08
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

(561) 805-3588
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	CLBR.U	New York Stock Exchange
Shares of Class A common stock	CLBR	New York Stock Exchange
Warrants included as part of the units	CLBR WS	New York Stock Exchange

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

As of August 8, 2022, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

COLOMBIER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1.Interim Condensed Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

COLOMBIER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$281,258	$841,226
Prepaid expenses	427,981	424,695
Total current assets	709,239	1,265,921

Non-current prepaid expenses	—	175,216
Marketable securities held in Trust Account	172,743,618	172,506,512
Total Assets	$173,452,857	$173,947,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$287,830	$478,611
Income taxes payable	13,352	—
Total current liabilities	301,182	478,611

Warrant liabilities	1,236,600	6,083,516
Deferred underwriting fee payable	6,037,500	6,037,500
Total liabilities	7,575,282	12,599,627

Commitments (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	172,500,000	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 80,000,000 shares authorized (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	431	431
Accumulated deficit	(6,622,856)	(11,152,409)
Total Stockholders’ Deficit	(6,622,425)	(11,151,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$173,452,857	$173,947,649

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				February 12,
				2021 (Inception)
	Three Months Ended		Six Months Ended	through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
Operating and formation costs	$248,757	$82,927	$541,117	$83,927
Loss from operations	(248,757)	(82,927)	(541,117)	(83,927)

Other income (expense):
Interest earned on marketable securities held in Trust Account	225,971	246	237,106	246
Change in fair value of warrant liabilities	1,980,664	(615,000)	4,846,916	(615,000)
Transaction costs allocated to warrants	—	(290,432)	—	(290,432)
Total other income (expense), net	2,206,635	(905,186)	5,084,022	(905,186)

Income (Loss) before provision for income taxes	1,957,878	(988,113)	4,542,905	(989,113)
Provision for income taxes	(13,352)	—	(13,352)	—
Net income (loss)	$1,944,526	$(988,113)	$4,529,553	$(989,113)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	2,111,111	17,250,000	2,111,111

Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.17)	$0.21	$(0.17)

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	3,750,000	4,312,500	3,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.17)	$0.21	$(0.17)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY ( DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	4,312,500	$431	$—	$(11,152,409)	$(11,151,978)
Net income	—	—	—	—	—	2,585,027	2,585,027

Balance – March 31, 2022 (Unaudited)	—	$—	4,312,500	$431	$—	$(8,567,382)	$(8,566,951)

Net income	—	—	—	—	—	1,944,526	1,944,526

Balance - June 30, 2022 (Unaudited)	—	$—	4,312,500	$431	$—	$(6,622,856)	$(6,622,425)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance - March 31, 2021 (Unaudited)	—	$—	4,312,500	$431	$24,569	(1,000)	24,000

Re-measurement for Class A common stock to redemption amount	—	—	—	—	(24,569)	(12,987,798)	(13,012,367)

Net loss	—	—	—	—	—	(988,113)	(988,113)

Balance — June 30, 2021(Unaudited)	—	$—	4,312,500	$431	$—	(13,976,911)	(13,976,480)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		February 12,
	Six Months	2021 (inception)
	Ended	through
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,529,553	$(989,113)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(237,106)	(246)
Change in fair value of derivative warrant liabilities	(4,846,916)	615,000
Transaction costs allocated to warrants	—	290,432
Changes in operating assets and liabilities:
Prepaid expenses	171,930	(25,967)
Income taxes payable	13,352	—
Accrued expenses	(190,781)	70,794
Net cash used in operating activities	(559,968)	(39,100)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(151,240,000)
Cash withdrawn from Trust Account for working capital purposes	—	1,240,000
Net cash used in investing activities	—	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	147,000,000
Proceeds from sale of Private Placements Warrants	—	5,250,000
Proceeds from promissory note – related party	—	46,975
Payment of offering costs	—	(377,395)
Net cash provided by financing activities	—	151,944,580

Net Change in Cash	(559,968)	1,905,480
Cash – Beginning	841,226	—
Cash – Ending	$281,258	$1,905,480

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$82,904
Initial classification of common stock subject to possible redemption	$—	$131,721,200
Re-measurement for Class A common stock to redemption value	$—	$14,909,680
Initial classification of warrant liabilities	$—	$9,842,500
Deferred underwriting fee payable	$—	$5,250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period February 12, 2021 (inception) through June 30, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has elected December 31 as its fiscal year end.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

At June 30, 2022, we had cash of $281,258 and working capital of $651,657. (after adding back approximately $100,000 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying condensed balance sheet, is allowed to be settled using earnings from the trust account and $143,618 of franchises taxes paid out of operating cash account not yet reimbursed from the Trust account).

The Company’s liquidity needs up to June 30, 2022 were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $46,975 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 11, 2023.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash held outside of the trust was $281,258 and $841,226 at June 30, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. The Company has not withdrawn any amounts from the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available), accumulated deficit and Class A Common stock.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, the Class A Common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.68% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.29% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

							For the period from February 12, 2021
	Three Months Ended		Three Months Ended		Six Months Ended		(Inception) through
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$1,555,621	$388,905	$(355,908)	(632,205)	$3,623,642	$905,911	$(356,268)	(632,845)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	2,111,111	3,750,000	17,250,000	4,312,500	2,111,111	3,750,000
Basic and diluted net income (loss) per common share	$0.09	$0.09	$(0.17)	(0.17)	$0.21	$0.21	$(0.17)	(0.17)

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on June 8, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet. For the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021, the Company incurred $10,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no related party loans were outstanding.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding .

Class A Common Stock — The Company is authorized to issue up to 80,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 8. WARRANT LIABILITIES

At June 30, 2022 and December 31, 2021, there are 5,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

At June 30, 2022 and December 31, 2021, there are 5,700,000 Private Placement warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$172,743,618	1	$172,506,512

Liabilities:
Warrant liability – Public Warrants	1	$621,000	1	$3,051,191
Warrant liability – Private Placement Warrants	3	615,600	3	3,032,325

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Stock price	$9.75	$9.64
Exercise price	$11.50	$11.50
Expected term (in years)	4.50	5.0
Volatility	4.1%	11.4%
Risk-free rate	2.97%	1.23%
Dividend yield	0.0%	0.0%

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of February 12, 2021 (inception)	$—	$—	$—
Initial measurement on June 11, 2021	5,092,500	4,750,000	9,842,500
Over allotment on July 1, 2021	436,500	712,500	1,149,000
Change in fair value	(2,496,675)	(2,411,309)	(4,907,984)
Transfer to level 1	—	(3,051,191)	(3,051,191)
Fair value as of December 31, 2021	3,032,325	—	3,032,325
Change in fair value	(1,430,649)	—	(1,430,649)
Fair value as of March 31, 2022	$1,601,676	—	1,601,676
Change in fair value	(986,076)	—	(986,076)
Fair value as of June 30, 2022	$615,600	—	615,600

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 12, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after that identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,944,526, which consists of interest earned on marketable securities held in the Trust Account of $225,971 and the change in fair value of warrant liabilities of $1,980,664, offset by formation and operating costs of $248,757 and provision for income taxes of $13,352.

For the six months ended June 30, 2022, we had a net income of $4,529,553, which consists of interest earned on marketable securities held in the Trust Account of $237,106 and the change in fair value of warrant liabilities of $4,846,916, offset by formation and operating costs of $541,117 and provision for income taxes of $13,352.

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

For the six months ended June 30, 2022, cash used in operating activities was $559,968. Net income of $4,529,553 was affected by interest earned on marketable securities held in the Trust Account of $237,106 and the change in fair value of warrant liabilities of $4,846,916. Changes in operating assets and liabilities used $5,499 of cash for operating activities.

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

As of June 30, 2022, we had marketable securities held in the Trust Account of $172,743,618 (including $243,618 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Securities. Interest income on the balance in the Trust Account may be used by us to pay franchise taxes. Through June 30, 2022, we have not withdrawn any amount from the Trust Account.

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

At June 30, 2022, we had cash of $281,25 and working capital of $651,675. (after adding back $100,000 in franchise tax payable as that liability, which is included in accrued expenses in the accompanying condensed balance sheet, is allowed to be settled using earnings from the trust account and $143,618 of franchises taxes paid out of operating cash account not yet reimbursed from the Trust account).

The Company’s liquidity needs up to June 30, 2022 were satisfied through the proceeds of $25,000 from the sale of the founder shares (Note 5), a loan of $46,975 under an unsecured and noninterest bearing promissory note – related party (Note 5), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 11, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on June 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ended June 30, 2022, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet. For the period from February 12, 2021 (inception) through June 30, 2021, the Company incurred $10,000 which is included in accrued expensed in the accompanying balance sheet.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common share for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COLOMBIER ACQUISITION CORP.

Date: August 8, 2022	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)