Form 10-K
period 2022-12-31
Colombier Acquisition Corp.
filed 2023-03-24
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022 as reported on the New York Stock Exchange, was $168,187,500.

As of March 23, 2023, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes, and oral statements made from time to time by representatives of Colombier Acquisition Corp. (the “Company”) may include, “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, these forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	actual and potential conflicts of interest relating to the Sponsor (as defined below) and our directors, officers and other affiliates;

●	our ability to draw from the support and expertise of our directors, officers and other affiliates;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below), or the availability to us of funds from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this Annual Report to “we,” “us,” or the “Company” refer to Colombier Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Colombier Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Item 1. Business

We are a blank check company incorporated in Delaware on February 12, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination.” We have reviewed a number of opportunities to enter into an initial business combination; however, we have neither engaged in any operations nor have we generated any revenue to date. Based on our business activities, we are a “shell company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. Further, we are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. For more information, please see “Item 1A. Risk Factors - We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.”

Our executive offices are located at 214 Brazilian Avenue, Suite 200-A, Palm Beach, Florida, 33480, and our telephone number is (561) 805-3588. Our corporate website address is www.colombierspac.com. Our website and the information contained thereon or that can be accessed through the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making a decision whether to invest in our securities.

Company History

Initial Public Offering

On March 19, 2021, we filed a Form S-1 with the SEC indicating our intent to offer three classes of securities: (1) units, each consisting of one share of Class A common stock, par value $0.0001, and one-third of one redeemable warrant (the “Units”); (2) shares of Class A common stock included as part of the Units (the “Public Shares”); and (3) redeemable warrants included as part of the Units (the “Warrants”). Following a series of correspondence and amendments filed with the SEC on May 7, 2021 and June 3, 2021, the registration statement (as amended) for this initial public offering was declared effective on June 8, 2021 (the “Initial Public Offering”).

On June 11, 2021, we consummated the Initial Public Offering of 15,000,000 Units, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,250,000 Warrants at a price of $1.00 per Warrant in a private placement to our sponsor, Colombier Sponsor LLC (the “Sponsor”), generating gross proceeds of $5,250,000 (the “Private Placement Warrants”).

At the closing of the Initial Public Offering on June 11, 2021, due to a clerical error, the Trust Account (as defined below) was overfunded by $1,240,000. The overfunded amount was transferred to our operating account on June 14, 2021.

On July 1, 2021, the underwriters exercised their over-allotment option related to the Initial Public Offering in full, resulting in the issuance of an additional 2,250,000 Units for an aggregate amount of $22,500,000. In connection with the underwriters’ exercise of their over-allotment option, we also consummated the sale of an additional 450,000 Warrants at $1.00 per Warrant, generating total proceeds of $450,000. A total of $22,500,000 was deposited into a trust account (the “Trust Account”), bringing the aggregate proceeds held in the Trust Account to $172,500,000.

Total costs associated with the Initial Public Offering accruing in the fiscal year ended December 31, 2021 amounted to $10,277,418, consisting of (1) $3,450,000 of underwriting fees payable on the date of the Initial Public Offering, (2) $6,037,500 of deferred underwriting fees payable from the proceeds in the Trust Account solely in the event we effectuate an initial business combination, (3) $329,619 of costs associated with the derivative warrant liabilities, and (4) $460,299 of other offering costs.

As of December 31, 2022, we had not yet commenced any operations. All activity for the period beginning on February 12, 2021 (inception) through December 31, 2022 relates to our formation, Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have elected December 31 as our fiscal year end.

Our Units, Public Shares and the Warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols “CLBR.U,” “CLBR,” and “CLBR.WS,” respectively. Our Units began trading on June 11, 2021, and our Public Shares and Warrants began separate trading on the NYSE on July 6, 2021.

Use of Proceeds of the Initial Public Offering

Following the closing of the Initial Public Offering on June 11, 2021, an amount of $150,000,000 ($10.00 per Unit) representing the net proceeds from the sale of the Units in the Initial Public Offering and the sale of the Warrants in the private placement to the Sponsor was placed in the Trust Account, which is and will be invested in either (1) U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or (2) in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination or (ii) the distribution of the funds in the Trust Account to our shareholders, as described below. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a business combination. We must complete one or more initial business combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if applicable, and excluding the amount of any deferred underwriting discount) at the time of the signing a definitive agreement to enter a business combination. We will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect a business combination.

Founder Shares

On February 15, 2021, the Sponsor purchased 4,312,500 shares of our Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. At the time of the purchase, the Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of our issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on July 1, 2021, 562,500 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares (or shares of common stock issuable upon conversion thereof) until the earlier of: (1) one year after the completion of our initial business combination or (2) subsequent to an initial business combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Initial Business Combination

NYSE rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if applicable, and excluding the amount of any deferred underwriting discount). We refer to this as the “80% of net assets test.” The fair market value of the target or targets will be determined by our Board of Directors (the “Board”) based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or from an independent accounting firm with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

We cannot currently ascertain with any degree of certainty the amount of time and associated costs required to select and evaluate a target business and to structure and complete our initial business combination. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in us incurring losses, which will reduce the funds we can use to attempt to complete another business combination.

We will have until June 11, 2023 to complete a business combination (the “Completion Window” or “Combination Period”) (or until September 11, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to June 11, 2023). If we are unable to complete a business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares at a per share price payable in cash equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of $100,000 of interest to pay dissolution expenses, and any amounts used to fund working capital requirements, subject to an annual limit of $1,000,000, and/or to pay our taxes (“Permitted Withdrawals”)), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable laws. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a business combination within the Combination Period.

Our Amended and Restated Certificate of Incorporation (our “Charter”) requires the affirmative vote of a majority of our Board, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require). We are not limited to a particular industry or sector for purposes of consummating a business combination. There is no assurance that we will be able to successfully effect or complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either (i) to complete our initial business combination or (ii) because we become obligated to redeem a significant number of our Public Shares in connection with our initial business combination or a stockholder vote to make certain amendments to our Charter, in which case we may issue additional securities or incur debt in connection with our initial business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available to us, including from the Trust Account (net of amounts needed to satisfy redemptions by public stockholders), we may be required to seek additional financing to complete such a proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances, or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter. Subject to compliance with the applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account upon expiration of the Combination Period. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The terms of our Charter provide a Completion Window of 24 months from the date of closing of our Initial Public Offering (the “IPO Date”), or 27 months from the IPO Date if we have entered into a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the IPO Date. As a result of our entering into the Agreement and Plan of Merger (the “Merger Agreement”) with PSQ Holdings, Inc. on February 27, 2023 (prior to the 24-month anniversary of the IPO Date), our Completion Window has been automatically extended from June 11, 2023 to September 11, 2023 in accordance with the terms of our Charter.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team (if any) in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated with us in some capacity following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. Please see “Item 1A. Risk Factors - Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination - We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.”

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

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if such approval is required by applicable law or stock exchange rules, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

Redemption Rights for Public Stockholders upon Completion of our Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its Public Shares. Each public stockholder may elect to redeem its Public Shares without voting, and if it does vote, irrespective of whether it votes for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our Warrants. Our Sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares that they hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us solely in our discretion and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our Charter would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirements or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our Charter:

●	conduct redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Public Shares in the open market.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and will not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our Charter:

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation, or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders, officers, and directors will count towards this quorum, and all have agreed to vote any Founder Shares and any Public Shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its Public Shares without voting, and if it does vote, irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a business combination.

Our Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of our shares without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares and/or subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of our shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of our shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights—whether they are record holders or hold their shares in “street name”—to either (1) tender their certificates to our transfer agent (a) prior to the date set forth in the tender offer documents or proxy materials mailed to such holders or (b) up to two business days prior to the vote on the proposal to approve the business combination, in the event we distribute proxy materials; or (2) to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit/Withdrawal At Custodian (“DWAC”) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, thus providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC System. The transfer agent will typically charge the tendering broker $80.00, and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificates. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

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

If our proposed initial business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Charter provides that we will have only the time of the Completion Window (the date that is 24 months from the closing of the Initial Public Offering, or the date that is 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to the date that is 24 months from the closing of the Initial Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations (except for the purpose of winding up); (2) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination within the Completion Window.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Our Sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window, unless we provide our public stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of Permitted Withdrawals), divided by the number of then-outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes or make other Permitted Withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of funds held outside of the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any Permitted Withdrawals or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Item 1A. Risk Factors -  Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.” Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses, or other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that such entities will execute such agreements or, even if they execute such agreements, that they would be prevented from bringing claims against the Trust Account—including, but not limited to, fraudulent inducement, breach of fiduciary responsibility, or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share in the aggregate or (2) the actual amount per Public Share held in the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, net of Permitted Withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the Trust Account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company; therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below: (1) $10.00 per Public Share in the aggregate; or (2) the actual amount per Public Share held in the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, net of Permitted Withdrawals, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that in exercising their business judgment, our independent directors may choose not to do so in certain instances. For example, the independent directors may deem the cost of such legal action to be too high relative to the amount recoverable, or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Item 1A. Risk Factors - Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.”

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses, or other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. As of March 23, 2023, we had access to approximately $175.0 million in the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, which is estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within the Completion Window may be considered a liquidating distribution under Delaware law. If we comply with certain procedures set forth in Section 280 of the DGCL intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within the Completion Window is not considered a liquidating distribution under Delaware law, and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution instead of three years (as in the case of a liquidating distribution). If we are unable to complete our initial business combination within the Completion Window, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible (but not more than ten business days thereafter) redeem the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following the expiration of the Completion Window and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan—based on facts known to us at such time—that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company rather than an operating company, and because our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers and investment bankers, among others) or prospective target businesses. As described above, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses, or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited, and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below: (1) $10.00 per Public Share; or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in value of the Trust Account assets, net of Permitted Withdrawals, and will not be liable as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy laws and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Item 1A. Risk Factors - Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination -  If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window; and (3) the redemption of all of our Public Shares if we are unable to complete our initial business combination within the Completion Window, subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating, and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors may possess greater financial, technical, human, and other resources than we have. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation may provide others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our business combination and the current stage of the business combination process.

Facilities

We currently maintain our executive offices at 214 Brazilian Avenue, Suite 200-A, Palm Beach, Florida, 33480. We consider our current office space adequate for our current operations.

Regulation

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have and intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company for up to five years following the completion of our Initial Public Offering or until the earliest of: (1) the last day of the first fiscal year in our annual gross revenue exceeds of $1.235 billion; (2) December 31 of the fiscal year that we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months; or (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the Securities Act, as modified by the JOBS Act.

Periodic Reporting and Financial Information

Our Units, Public Shares and Warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to United States generally accepted accounting principles (“GAAP”) or international financial reporting standards as promulgated by the international accounting standards board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the Completion Window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

Under the Sarbanes-Oxley Act, we are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our Sponsor: Colombier Sponsor LLC

Sponsor Indemnity

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share in the aggregate or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less Permitted Withdrawals; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account, nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses, or other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to monies held in the Trust Account.

Sponsor Redemption Rights

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of an initial business combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete an initial business combination within 24 months from the closing of the Initial Public Offering (or 27 months, under certain circumstances) and (c) not to propose an amendment to the Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of its Public Shares if we do not complete a business combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus form a part before making a decision to invest in our securities. If any of the following events occurs, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted below, that represent challenges that we may face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described this section-either alone or in combination with other events or circumstances-may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. This summary only highlights the more detailed information appearing elsewhere in this Annual Report. You should read this entire report carefully, including the information contained in this “Item 1A. Risk Factors” and our financial statements and the related notes included elsewhere in this Annual Report, before investing.

●	We are an early stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by ongoing volatility in the capital markets.

●	Our public shareholders may not be afforded an opportunity to exercise their redemption rights.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If we are unable to complete our initial business combination during the Combination Period, our Sponsor may decide not to extend the term we have to consummate such a business combination, in which case we would cease all operations (except for the purpose of winding up) and we would redeem our Public Shares and liquidate, thus rendering the rights and warrants worthless.

●	We may be declared an investment company under the Investment Company Act, thus subjecting us to a complex regulatory regime.

●	We are subject to the inherent risks associated with operating under a constantly changing legal and regulatory regime.

●	We may suffer risks associated with our ability to select an appropriate target business or businesses, including limitations in the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities.

●	We may suffer risks associated with the performance of the prospective target business or businesses.

●	We may issue additional shares of our Public Shares to complete our initial business combination, which would dilute the equity interest of our existing shareholders.

●	We may issue notes or other debt securities or otherwise incur substantial debt to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

●	Our officers and directors may allocate their time to other businesses, or may potentially have conflicts of interest with our business or in approving an initial business combination.

●	We may not have sufficient working capital to cover our operating expenses.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

●	Our Sponsor, officers, and directors may have incentives to complete a business combination on unfavorable terms to avoid the alternative result of losing their entire investment in us, which would occur should such an initial business combination otherwise remain incomplete upon the termination of the Combination Period.

●	We may have difficulty obtaining additional financing to complete our initial business combination.

●	We may suffer risks associated with our ability to recruit and retain our officers, key employees, and directors following our initial business combination.

●	We retain the ability to amend the terms of our warrants, and such amendment may be adverse to the holders of our public warrants.

●	We retain the ability to redeem our warrant holders’ unexpired warrants prior to their exercise.

●	Volatility in the capital markets, as well as other factors, may inhibit the potential liquidity and trading activity of our public securities.

●	Provisions in our Charter, bylaws, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock; such items could also discourage lawsuits against our directors and officers, thus lending to the possibility that management could become entrenched.

Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination

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

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding Public Shares do not approve of the business combination we consummate. Please see “Item 1. Business - Initial Business Combination - Stockholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our Sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any Founder Shares and any Public Shares held by them in favor of our initial business combination. As a result, in addition to our Sponsor’s Founder Shares, we would need 6,425,625, or 37.5% (assuming all issued and outstanding shares are voted), or 3,281,251, or 37.5% (assuming only the minimum number of shares representing a quorum are voted) of the 17,250,000 Public Shares to be voted in favor of a transaction in order to have such initial business combination approved. We expect that our Sponsor and its permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor and its permitted transferees agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our Board may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher-than-desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Founder Shares results in the issuance of Public Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination. In addition, the amount of deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination within the Completion Window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline-which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Completion Window (that is, before June 11, 2023, or until September 11, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to June 11, 2023). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the Completion Window, in which case we would cease all operations (except for the purpose of winding up) and redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.00 per share (or less than such amount in certain circumstances) and our Warrants will expire worthless.

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

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible (but not more than 10 business days thereafter) redeem the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our Warrants will expire worthless. Please see “Item 1A. Risk Factors - Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and “-Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic.”

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the Trust Account such that the per share redemption amount received by public stockholders may be less than your anticipated per share redemption amount.

The funds in the Trust Account may only be invested in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Charter, our public stockholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, including interest (net of Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses). Negative interest rates could affect the per share redemption amount that may be received by public stockholders.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors, or any of their respective affiliates may purchase Public Shares or public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof-and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors, or any of their respective affiliates purchase Public Shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different from the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public Warrants could be to reduce the number of public Warrants outstanding or to vote such Warrants on any matters submitted to the Warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Public Shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we may require our public stockholders seeking to exercise their redemption rights—whether they are record holders or hold their shares in “street name”—to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. Please see “Item 1. Business - Initial Business Combination - Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.” You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window; and (3) the redemption of all of our Public Shares if we are unable to complete our initial business combination within the Completion Window, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the completion window for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the completion window before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our public stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, public stockholders may be forced to sell their Public Shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window; and (3) the redemption of all of our Public Shares if we are unable to complete our initial business combination within the Completion Window, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the Completion Window for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the Completion Window before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Completion Window, we may not be able to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate at least the Completion Window, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least for the Completion Window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment, or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless. Please see “Item 1A. Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities (both domestic and international) competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human, and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor, any of its affiliates, or any of their respective clients may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for Public Shares that are redeemed, doing so will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless. Please see “Item 1A. Risk Factors - Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $195,339 in cash held outside our Trust Account. As of December 31, 2022, approximately $2,448,027 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations and, on an annual basis, up to $1,000,000 in working capital requirements. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

We will depend on Permitted Withdrawals and loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

We fund our working capital requirements prior to the time of our initial business combination with Permitted Withdrawals from the interest earned on the Trust Account, subject to an annual limit of $1,000,000. In addition, our Sponsor, an affiliate of our Sponsor, or our officers and directors may (without obligation) loan us funds as may be required to fund our working capital requirements. Based upon current interest rates, we expect the Trust Account to generate approximately $12,000 of interest annually (assuming an interest rate of 0.08% per year); however, we can provide no assurances regarding this amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team, or other third parties to operate-or we may be forced to liquidate. Neither our Sponsor nor members of our management team or any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share (or less in certain circumstances) and our warrants will expire worthless. Please see “Item 1A. Risk Factors - Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses, or other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility, or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver, or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of (or arising out of) any negotiations, contracts, or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the Completion Window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, due to claims of such creditors, the per share redemption amount received by public stockholders could be less than the per share amount initially held in the Trust Account.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share in the aggregate or (2) the actual amount per Public Share held in the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, net of Permitted Withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the Trust Account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our Sponsor to reserve for such indemnification obligations. We have not asked our Sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.00 per Public Share in the aggregate or (2) the actual amount per Public Share held in the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, net of Permitted Withdrawals, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing the members of the Board and us to claims of punitive damages.

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

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

We identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the Completion Window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the Completion Window. Please see “Item 1A. Risk Factors - Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our Charter, be permitted to effect our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

In addition, if our Board is not able to determine the fair market value of the target business or businesses, in connection with the NYSE rules that require that an initial business combination be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if applicable, and excluding the amount of any deferred underwriting discount), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria.

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

Our Charter authorizes the issuance of up to 80,000,000 shares of Class A common stock, par value $0.0001 per share; 20,000,000 shares of Class B common stock, par value $0.0001 per share; and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 62,750,000 and 15,687,500 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Charter provides that we may not issue additional securities that can vote on amendments to our Charter or on our initial business combination or that would entitle holders thereof to receive funds from the Trust Account). We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of our investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Public Shares and/or Warrants.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our Trust Account and our warrants will expire worthless. Please see “Item 1A. Risk Factors - Risks Relating to Our Business Operations and Our Search for and Consummation of, or Inability to Consummate, an Initial Business Combination - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants provided us with $172,500,000 that we may use to complete our initial business combination (which includes $6,037,500 of deferred underwriting commissions being held in the Trust Account). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our Charter does not not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

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

Certain provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Charter and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our Charter provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to fund the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our Charter provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our Charter or on our initial business combination. Our Sponsor, who beneficially owns 20% of our common stock, may participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our Charter governing our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window, unless we provide our public stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of Permitted Withdrawals) divided by the number of then-outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to or third-party beneficiaries of these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by volatility in the capital markets, including as a result of the COVID-19 pandemic.

As of the filing date of this Annual Report on Form 10-K, there has been continued volatility in the capital markets, including as a result of a continued outbreak of the COVID-19 pandemic. This outbreak has led and for an unknown period of time may continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and may continue to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events, restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability both globally and in the United States. The impact of COVID-19 led to significant volatility and declines in the global public equity markets, and it is uncertain how long this volatility will continue.

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

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

Our Units, Class A common stock and Warrants are listed on the NYSE. Although we expect to continue to meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution, and stock price levels. In general, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Since our proceeds are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, our Charter does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination; as a result, you will continue to hold the Excess Shares and, in order to dispose of such shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following June 11, 2023 (or September 11, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to June 11, 2023) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company rather than an operating company and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, and consultants, among others) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

The grant of registration rights to our Sponsor and its permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement we entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, our sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the Private Placement Warrants owned by our Sponsor, or warrants issued in connection with working capital loans are registered for resale.

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

Our initial stockholders will control the election of our Board until the consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support. Similarly, following the consummation of our initial business combination, one or more shareholders of the target may have a substantial interest in the combined company and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.

Our Sponsor owns 20% of our outstanding common stock. In addition, the Founder Shares, all of which are held by our Sponsor and its permitted transferees, will entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our Charter may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our Sponsor may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Charter and approval of major corporate transactions. If our Sponsor purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our Sponsor will exert significant influence over actions requiring a stockholder vote.

Our Sponsor contributed $25,000, or approximately $0.006 per Founder Share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

Our Sponsor acquired the Founder Shares at a nominal price, significantly contributing to the dilution of holders of our Class A common stock. This dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust. In addition, because of the anti-dilution rights of the Founder Shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

The purchase price paid by our Sponsor for the Founder Shares may significantly dilute the value of our Public Shares in the event we consummate an initial business combination, and our Sponsor may make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the trading price of our common stock were to materially decline following completion of an initial business combination.

Our Sponsor paid an aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.006 per share. Additionally, our Sponsor purchased an aggregate of 5,250,000 Private Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,250,000. As a result, even if the trading price of our common stock significantly declines following a business combination, and assuming our Sponsor does not agree to any lock-up or vesting terms for its Founder Shares in connection with our initial business combination, our Sponsor, as well as our directors and officers that have an economic interest in our Sponsor, would be able to make significant profit on its investment in us even if the trading price of our common stock at such time is substantially less than $10.00 per share. Accordingly, our Sponsor, as well as our directors and officers that have an economic interest in our Sponsor, may be more willing to pursue an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public stockholders paid for their Public Shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened, and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without shareholder approval.

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

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 5,750,000 shares of our Class A common stock at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in the Initial Public Offering (inclusive of the underwriters’ exercise of its over-allotment option in full). Simultaneously with the closing of the Initial Public Offering, we also issued in a private placement an aggregate of 5,250,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our Sponsor currently holds 4,312,500 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window.

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

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the Board to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our Charter not to be subject to Section 203 of the DGCL. Nevertheless, our Charter contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our Sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and therefore are not subject to such restrictions. These Charter provisions may limit the ability of third parties to acquire control of our company.

In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on November 29, 2021 and in periodic reports on Forms 10-K and 10-Q in each reporting period thereafter, after consultation with our independent registered public accounting firm, our management team and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of June 11, 2021 included as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2021 and our unaudited and interim financial statements as of and for the three months ended June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

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

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

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

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Please see “Item 10. Directors, Executive Officers, and Corporate Governance - Conflicts of Interest” for a discussion of our officers’ and directors’ other business affairs.

We are dependent upon our officers and directors, and their departure could adversely affect our ability to operate.

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

As described in “Item 10. Directors, Executive Officers, and Corporate Governance - Conflicts of Interest,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Please see “Item 10. Directors, Executive Officers, and Corporate Governance - Conflicts of Interest” and “Item 11. Certain Relationships and Related Party Transactions” for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

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

In light of the involvement of our Sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers, and directors, and their respective affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers, and Corporate Governance - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers, and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

In addition, our Sponsor purchased an aggregate of 5,250,000 Private Placement Warrants for a purchase price of $5,250,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The Founder Shares are identical to the shares of Class A common stock included in the Units sold in our Initial Public Offering, except that: (1) only holders of the Founder Shares have the right to vote on the election and removal of directors prior to our initial business combination; (2) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (3) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to our Charter to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we have not consummated our initial business combination within the Completion Window; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial business combination within the Completion Window); (4) the Founder Shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (5) the holders of Founder Shares are entitled to registration rights.

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

Certain agreements, including the underwriting agreement relating to our Initial Public Offering, the letter agreement among us and our Sponsor, officers, and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our Board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

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

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers, and employees for breach of fiduciary duty, and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers, or other employees.

Our Charter provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or our stockholders, or any claim for aiding and abetting any such alleged breach, (iii) action asserting a claim against the Company or any director, officer, or employee of the Company arising pursuant to any provision of the DGCL or our Charter or our bylaws, or (iv) action asserting a claim against us or any director, officer, or employee of the Company governed by the internal affairs doctrine except for, as to each of (i) through (iv) above, any claim (a) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the Federal securities laws, including the Securities Act, as to which the Court of Chancery and the Federal district court for the District of Delaware shall concurrently be the sole and exclusive forums.

Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the Federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have consented to the forum provisions in our Charter. If any action, the subject matter of which is within the scope the forum provisions, is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain executive offices at 214 Brazilian Avenue, Suite 200-A, Palm Beach, Florida 33480. The cost for the use of this space is included in the aggregate $10,000 per month fee we pay to an affiliate of the Sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Public Shares and Warrants are listed on NYSE under the symbols “CLBR.U,” “CLBR,” and “CLBR.WS,” respectively. Our Units began trading on June 11, 2021, and our Public Shares and Warrants began separate trading on the New York Stock Exchange on July 6, 2021.

Holders

As of March 23, 2023, there were 1 holders of record of our Units, 1 holder of record of our Public Shares, and 1 holder of record of our Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Public Shares, and Warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on any class of our common equity to date and do not intend to pay any cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition after the completion of our initial business combination and will be at the discretion of our Board at such time.

Sales of Unregistered Equity Securities

There were no sales of unregistered equity securities during the fiscal year ended December 31, 2022.

Repurchases

There were no repurchases of shares or other units of any class of our equity securities registered under Section 12 of the Exchange Act in the fourth quarter of the fiscal year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 12, 2021 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our Initial Public Offering of 17,250,000 Units (which included the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit), the sale of the Private Placement Warrants, our capital stock, debt, or a combination of cash, stock, and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 12, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after that, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $5,796,203, which consisted of interest earned on marketable securities held in the Trust Account of $2,441,515 and the change in fair value of warrant liabilities of $5,053,016, offset by formation and operating costs of $1,173,551 and provision for income taxes of $524,777.

For the period from February 12, 2021 (inception) through December 31, 2021, we had a net income of $3,732,702, which consisted of interest earned on marketable securities held in the Trust Account of $6,512 and the change in fair value of warrant liability of $4,907,984, offset by formation and operational costs of $852,175 and transaction costs allocated to warrants associated with the Initial Public Offering of $329,619.

Liquidity, Capital Resources, Results of Operations, and Going Concern

Liquidity

On February 15, 2021, the Sponsor purchased 4,312,500 Founder Shares for an aggregate price of $25,000. At the time of the purchase, the Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of our issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on July 1, 2021 (as discussed below), 562,500 Founder Shares are no longer subject to forfeiture.

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

Following the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $172,500,000 was placed in the Trust Account. We incurred $9,947,799 in Initial Public Offering related costs, including $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees payable upon completion of an initial business combination, and $460,299 of other costs.

For the year ended December 31, 2022, cash used in operating activities was $645,887. Net income of $5,796,203 was affected by interest earned on marketable securities held in the Trust Account of $2,441,515, the change in fair value of warrant liabilities of $5,053,016 and income taxes payable of $524,777. Changes in operating assets and liabilities used $527,664 of cash for operating activities.

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

As of December 31, 2022, we had marketable securities held in the Trust Account of $174,948,027 (including $2,448,027 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Securities. Interest income on the balance in the Trust Account may be used by us to pay franchise taxes and any other Permitted Withdrawals. In the fiscal year ended December 31, 2022, we did not withdraw any amount from the Trust Account.

As of December 31, 2021, we had marketable securities held in the Trust Account of $172,506,512 (including $6,512 of interest income) consisting of money market funds, which were invested primarily in U.S. Treasury Securities. In the fiscal year ended December 31, 2021, we withdrew $1,240,000 from the Trust Account for working capital purposes, which was the result of an overfunding of the Trust Account. See “Item 1. Business – Company History – Initial Public Offering” for more information.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and any other Permitted Withdrawals), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $195,339 and working capital of $178,223 (after adding back approximately $212,212 in franchise tax payable as that liability, which is included in “accrued expenses” in our financial statements, may be settled using earnings from the Trust Account; $177,036 of franchise taxes paid out of an operating cash account not yet reimbursed from the Trust Account; and $524,777 in accrued income tax payable, which may be settled using earnings from the Trust Account).

At December 31, 2021, we had cash of $840,000 and working capital of $790,000 (after adding back approximately $6,000 in franchise tax payable as that liability, which is included in “accrued expenses” in our financial statements, may be settled using the Trust Account).

Our liquidity needs up to December 31, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, a loan of $46,975 under an unsecured and non-interest bearing promissory note, and the net proceeds from the consummation of the Initial Public Offering and the sale of the Private Placement Warrants held outside of the Trust Account. See “Note 5. Related Party Transactions” to our consolidated financial statements for more information regarding our borrowings and indebtedness.

Additionally, to fund working capital requirements, we have permitted withdrawals from the Trust Account up to an annual limit of $1,000,000. We may withdraw additional funds to pay income tax and franchise tax obligations. These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account upon consummation of the Initial Public Offering. In the fiscal year ended December 31, 2022, we withdrew $0 of the available annual limit.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our actual costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are more than our estimated amount, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until June 11, 2023 (or September 11, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to June 11, 2023) to consummate a business combination. It is not guaranteed that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 11, 2023 (or September 11, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to June 11, 2023).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets, or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships (often referred to as variable interest entities) which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

We did not have any obligations, assets, or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on June 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services. For the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred $70,000 in fees for these services. As of December 31, 2022 and 2021, $183,750 and $70,000, respectively, were outstanding and included in accrued expenses in the accompanying balance sheets.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

The terms of our Charter provide a Completion Window of 24 months from the the IPO Date, or 27 months from the IPO Date if we have entered into a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the IPO Date. As a result of our entering into the Merger Agreement with PSQ Holdings, Inc. on February 27, 2023 (prior to the 24-month anniversary of the IPO Date), our Completion Window has been automatically extended from June 11, 2023 to September 11, 2023 in accordance with the terms of our Charter.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. For periods where no observable traded price was available, the Warrants are valued using a binomial/lattice model. For periods subsequent to the detachment of the Warrants from the Units, the Warrant quoted market price will be used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the re-measurement from initial book value to redemption amount, which approximates fair value. The change in the carrying value of the redeemable Class A common stock subject to possible redemption resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit and Class A common stock.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. For the years ended December 31, 2022 and 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common share for the period presented.

Recent Accounting Standards

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Recent Developments

We have evaluated subsequent events and transactions that have occurred after December 31, 2022 and until the date of this Annual Report. Based upon this review, we did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Pursuant to our Investment Management Trust Agreement dated June 8, 2021, in January 2023, we withdrew $1,000,000 and $389,298 from the Trust Account for fiscal year 2022 working capital purposes and fiscal year 2021 and fiscal year 2022 tax obligations, respectively. Additionally, in March 2023, we withdrew $1,000,000 from the Trust Account for fiscal year 2023 working capital purposes.

Agreement and Plan of Merger

On February 27, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the “Merger Sub”), our Sponsor, in the capacity as “Purchaser representative” (solely for purposes of certain sections of the Merger Agreement), and PSQ Holdings, Inc., a Delaware corporation (“PSQ”). Pursuant to the terms of the Merger Agreement, a business combination between us and PSQ (the “Merger”) will be effected and our name will be changed to “PSQ Holdings, Inc.” For more information, please see the Current Report on Form 8-K filed with the SEC on February 28, 2023.

Simultaneous with the execution of the Merger Agreement, the Sponsor entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which it agreed that it will (i) fully comply with and perform all of the obligations, covenants and agreements set forth in that certain letter agreement, dated June 8, 2021, between us and Sponsor (the “Insider Letter”); (ii) waive the anti-dilution rights with respect to its Founder Shares that are triggered upon the conversion of the Founder Shares into Public Shares upon the consummation of the Merger; (iii) waive any claims it has or may have against us and each of our affiliates and PSQ and each of their affiliates with respect to any claims occurring (or any circumstances existing) prior to the closing of the Merger (“Closing”) (subject to certain exceptions); (iv) forfeit one percent of its Founder Shares and Warrants for every one percent of redemptions in excess of an amount of shares equal to eighty percent of the sum of (a) the number of Public Shares issued and outstanding immediately prior to Closing, plus (b) the result of (i) the aggregate proceeds raised in any Permitted Financing (as such term is defined in the Merger Agreement), divided by (ii) $10.00. Pursuant to the Sponsor Support Agreement, we have agreed to enforce the Insider Letter in accordance with its terms, and not to amend, modify or waive any provision of the Insider Letter without the prior written consent of PSQ.

Also simultaneous with the execution of the Merger Agreement, certain stockholders of PSQ (the “PSQ Holders”) entered into support agreements (the “Company Support Agreements”), pursuant to which such stockholders agreed, among other things, to vote all shares of capital stock of PSQ beneficially owned by the PSQ Holders (the “PSQ Shares”) in favor of the Merger and related transactions. Such PSQ Holders also agreed to take certain other actions in support of the Merger Agreement and related transactions (and any actions required in furtherance thereof) and to refrain from taking actions that would adversely affect such PSQ Holders’ ability to perform their obligations under the Company Support Agreement. Pursuant to the Company Support Agreements, the PSQ Holders also agreed not to transfer their PSQ Shares during the period from and including the date of the Company Support Agreement and the first to occur of the date of Closing or the date on which the Company Support Agreement is terminated, except for certain permitted transfers where the recipient also agrees to comply with the Company Support Agreement.

Certain PSQ Holders have also agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any shares of certain classes of our common stock held by them and issued as Merger Consideration (as such term is defined in the Merger Agreement) (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of us acquired during the Lock-Up Period, as defined below, the “Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Lock-Up Shares, or (iv) publicly announce any intention to do any of the foregoing until the date that is one year after the date of Closing (the “Effective Time”) (the period from the Effective Time until such date, the “Lock-Up Period”). Such restrictions will lapse if, commencing on the 150th day following Closing, the volume-weighted average trading price of one share of our Class A common stock quoted on the NYSE (or such other exchange on which the shares of Class A common stock are then listed) for any twenty trading days within any thirty consecutive trading day period is greater than or equal to $12.00.

The Merger Agreement may be terminated at any time prior to the Effective Time by either us or PSQ if the Merger and related transactions are not consummated on or before September 11, 2023 (the “Outside Date”), provided that we may extend the Outside Date for an additional period ending on the earlier of (A) the last date for us to consummate its business combination pursuant to an extension granted pursuant to our organizational documents and (B) December 31, 2023.

The terms of our Charter provide a time period to complete an initial business combination (a “Completion Window”) of 24 months from the date of closing of our Initial Public Offering (the “IPO Date”) or 27 months from the IPO Date if we have entered into a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the IPO Date (such additional three-month period of the Completion Window, as incorporated into the terms of our Charter, the “Automatic Three Month Extension”). As previously disclosed in our Current Report on Form 8-K dated and filed with the SEC on February 27, 2023 relating to our entry into the Merger Agreement and other transaction documents with PSQ, as a result of our entering into the Merger Agreement with PSQ on February 27, 2023 (prior to the 24-month anniversary of the IPO Date), our Completion Window has been automatically extended from June 11, 2023 to September 11, 2023, in accordance with the terms of our Charter.

Other Agreements

In connection with the proposed business combination which is the subject of the Merger Agreement (the “PSQ Business Combination”), the Company and the Representative of the Company’s underwriters for its Initial Public Offering (the “UW Representative”), agreed, pursuant to a letter agreement dated March 9, 2023, that the Company, in its discretion, could reallocate a portion of the “Deferred Discount,” as such term is defined in the Underwriting Agreement, dated June 8, 2021, entered into by the Company and the UW Representative, as representative of the underwriters in connection with the Initial Public Offering, to one or more third parties not participating in the Initial Public Offering, provided that the UW Representative is paid at least an agreed minimum amount of the Deferred Discount at the closing, if any, of the PSQ Business Combination.

The Company has not engaged and does not intend to engage Farvahar Capital to provide financial or other advisory services to the Company in connection with the PSQ Business Combination and, since inception, Farvahar Capital has not received, and is not expected to receive, any fees, commissions or reimbursements of any expenses from the Company and has not and is not expected to provide any advisory or other services to the Company in connection with the PSQ Business Combination or otherwise (as previously disclosed, our Sponsor, an affiliate of Farvahar Capital, entered into an Administrative Support Agreement, dated June 8, 2021, with the Company, pursuant to which the Company has paid our Sponsor for office space and administrative and support services, as described in Item 13. Certain Relationships and Related Transactions, and Director Independence — Administrative Support Agreement).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Omeed Malik	43	Chief Executive Officer, Chairman of the Board of Directors and Director
Joe Voboril	44	Chief Financial Officer and Director
Ryan Kavanaugh	48	Director
Eddie Kim	41	Director
Jonathan Keidan	49	Director
Keri Findley	40	Director
Claire Councill	28	Director

Each of our directors and executive officers has served in their positions since 2021. Biographies for each of our directors and executive officers are set forth below.

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

Joe is a graduate of Colgate University with a double major in Philosophy (honors) and Political Science. He was a member of the Track and Field team. He holds Series 7, 63 and 79 licenses.

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

Eddie is also the Founding Board Member of several companies, each of which is an industry leader in their respective categories:

●	Parachute Home has already been called the “Lululemon of the home category”, a profitable 9-figure revenue business which continues to achieve outstanding growth. Parachute Home has raised from investors including HIG, Upfront Ventures and Flybridge Ventures.

●	Mixlab is the leading next-gen pet pharmacy with facilities in both NYC and LA. Mixlab has seen several consecutive years of 3x YoY growth and has an unprecedented perfect rating on every review site and platform. Mixlab’s investors include Global Founders Capital, Monogram Capital and Mars Petcare.

●	Gracious Hospitality Management is the holding company for Cote Korean Steakhouse, the first and only Korean BBQ restaurant in the world to receive a Michelin star. Cote was part of Eater’s Best New Restaurants list in 2018 and GQ’s Best New Restaurants in America. Most recently, Cote opened its second location in Miami.

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

Jonathan Keidan is a Director. Jonathan is an entrepreneur and investor who has focused his career on the intersection between consumers, media and technology. He is the co-founder of digital media company InsideHook, and the founder of Torch Capital since 2018, an early-stage consumer venture fund focusing on mission-oriented, next-gen consumer brands and tech platforms. Jonathan was an early backer of a number of top consumer startups including Compass, Zoc Doc, Acorns, Sweetgreen, Ro (Roman), and Digital Ocean, which have a total current market value of over $13B. He also was the initial backer of Sir Kensington’s Condiments (acquired by Unilever) and Parcel (acquired by Walmart). Jonathan has also served as President of Keidan Management, Inc. since 1998.

Jonathan previously worked at McKinsey & Company in their Media & Technology practice. He then went on to work for former General Electric CEO Jack Welch, launching his online education venture, and at Mendeley, a UK tech company that offered the world’s largest online research collaboration platform. He started his career in the entertainment business, where he founded a music talent management company, developing and directing the careers of high-profile artists, songwriters and producers.

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

Keri Findley is a Director. Keri is the Chief Executive Officer of Tacora Capital, which provides asset-based lending to venture capital-backed private companies in the fintech sector. Prior to founding Tacora, Keri was a Senior Managing Director at SuRo Capital Corp., a Nasdaq-listed business development company (NASDAQ:SSSS) designed to provide access to high-growth, venture capital-backed emerging private companies, from 2020 to 2022.

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

Claire Councill is a Director. Claire is a Managing Director at Tacora Capital, having served in that position since 2022. Prior to joining Tacora, Claire served as an investor at SuRo Capital from 2019 to 2022. Prior to SuRo Capital, from 2018 to 2019, Claire worked in strategic finance at 1stdibs, a VC-backed luxury ecommerce marketplace, where she helped the company execute M&A and raise Series D financing.

She began her career in investment banking at Goldman Sachs in New York, where she served as an investment banking analyst from 2017 to 2018.

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

Director Independence

The rules of the NYSE require that a majority of our Board be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board has determined that each of Eddie Kim, Jonathan Keidan, Keri Findley, and Claire Councill is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Both our Audit Committee and our Compensation Committee are composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the Audit Committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the Compensation Committee and the Nominating and Corporate Governance Committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our Board that lays out the composition and responsibilities described below.

Audit Committee

Under the phase-in provisions of Rule 303A of the NYSE rules and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. We have established an Audit Committee of the Board consisting of Claire Councill, Eddie Kim, and Keri Findley, each of whom is an independent director. Keri Findley is the chair of the Audit Committee. Each member of the Audit Committee is financially literate and our Board has determined that Keri Findley qualifies as an “audit committee financial expert,” as defined in applicable SEC rules, and has accounting or related financial management expertise.

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

Compensation Committee

Our Board has established a Compensation Committee. The members of the Compensation Committee consist of Keri Findley, Claire Councill, and Jonathan Keidan, each of whom is an independent director. Jonathan Keidan is the chair of the Compensation Committee. The Compensation Committee’s purpose and duties, which are specified in the Compensation Committee charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board with respect to (or approving, if such authority is so delegated by our Board) the compensation, and any incentive-based compensation and equity-based plans that are subject to Board approval for all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel, or other adviser, and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our Board.

Nominating and Corporate Governance Committee

Our Board has established a Nominating and Corporate Governance Committee. The members of this committee consist of Jonathan Keidan, Keri Findley, and Claire Councill, each of whom is an independent director under NYSE’s listing rules. Claire Councill is the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s purpose and duties are specified in the committee’s charter and include, but are not limited to, the following:

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

The Nominating and Corporate Governance Committee charter also provides that the Nominating and Corporate Governance Committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our Public Shares do not have the right to recommend director candidates for nomination to our Board.

Director Nominations

In addition to the work of the Nominating and Corporate Governance Committee, the Board also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our Board should follow the procedures set forth in our bylaws.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, the Reporting Persons timely filed all such reports.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. We have filed a copy of our Code of Ethics as an exhibit to our registration statement relating to our Initial Public Offering and as an exhibit to this Annual Report. Our Code of Ethics may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Our Strategic and Operating Partners (as defined in the prospectus that is a part of our registration statement filed in connection with our Initial Public Offering) and their personnel, if any, may have a duty to offer acquisition opportunities to clients or other parties. Such persons will have no duty to offer acquisition opportunities to us unless presented to them solely in their capacity as a director of the Company and after they have satisfied any contractual and fiduciary obligations to other parties. As a result, such persons may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. Consequently, we may be precluded from procuring such opportunities. In addition, investment ideas may be suitable both for us and for a Strategic Partner or Operating Partner or any of its clients, and will be directed initially to such persons rather than to us.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to consummate our initial business combination within the Completion Window. However, if our initial stockholders or any of our officers, directors or affiliates acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to consummate our initial business combination within the Completion Window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Warrants and the shares of common stock underlying such warrants will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor, officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Charter provides that the doctrine of corporate opportunity does not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there is no expectation that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers and directors and director nominees currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Omeed Malik	Farvahar Partners	Investment Banking and Advisory Services	Founder and Chief Executive Officer
Joe Voboril	Farvahar Partners	Investment Banking and Advisory Services	Co-Founder and Managing Partner
Jonathan Keidan	Torch Capital	Financial services	Founder
Keri Findley	Tacora Capital	Financial Services	Chief Executive Officer
Claire Councill	Tacora Capital	Financial Services	Managing Director

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

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, Farvahar Capital, Torch Capital or Tacora Capital will materially affect our ability to complete our initial business combination. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

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

In addition, our Sponsor or any of its affiliates, or any of their respective clients, may make additional investments in us in connection with an initial business combination, although our Sponsor and its affiliates have no obligation or current intention to do so. If our Sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our motivation to complete an initial business combination.

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

Limitation on Liability and Indemnification of Officers and Directors

Our Charter provides that our officers and directors are indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Charter provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification, in addition to the indemnification provided for in our Charter. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 11. Executive Compensation.

None of our officers or directors have received any compensation for services rendered to us. Our Sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee reviews on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their respective affiliates.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2023, by:

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

Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and dispositive power with respect to the shares beneficially owned and each stockholder’s address is 214 Brazilian Avenue, Suite 200-A, Palm Beach, Florida 33480. The percentages below are calculated based on 17,250,000 shares of common stock outstanding as of March 23, 2023 and excludes shares of common stock issuable upon exercise of the Private Warrants and the Private Placement Warrants, as such Warrants are not exercisable within 60 days of March 23, 2023 and are contingent upon the Closing of the Business Combination.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percentage of Outstanding Shares of Common Stock

Colombier Sponsor LLC(1)	4,312,500	25.00%
Omeed Malik(1)	4,312,500	25.00%
Joe Voboril	-	-
Ryan Kavanaugh	-	-
Eddie Kim	-	-
Jonathan Keidan	-	-
Keri Findley	-	-
Claire Councill	-	-
Hudson Bay Capital Management LP(2)	1,690,773	9.80%
Sander Gerber(2)	1,690,773	9.80%
Saba Capital Management, L.P.(3)	1,226,708	7.10%
Boaz R. Weinstein(3)	1,226,708	7.10%
Saba Capital Management GP, LLC(3)	1,226,708	7.10%
Shaolin Capital Management LLC(4)	999,500	5.79%
Fir Tree Capital Management LP(5)	966,562	5.60%

(1)	Shares are held indirectly through Colombier Sponsor LLC and include 562,500 shares of Class B common stock, par value $0.0001 per share. Pursuant to the Company’s Charter, the shares of Class B common stock will automatically convert into shares of Class A common stock, par value $0.0001 per share, of the Company at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment. See “Item 1. Business – Company History – Founder Shares” for more information. The shares of Class B common stock have no expiration date. Mr. Malik exercises voting and investment control over the shares of the Company’s common stock which are held by Colombier Sponsor LLC.

(2)	Hudson Bay Capital Management LP and Mr. Sander Gerber filed their statement of beneficial ownership on Schedule 13G jointly. The address of the Reporting Persons is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(3)	Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein filed their statement of beneficial ownership on Schedule 13G jointly. The address of the principal business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(4)	The address for Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, Florida 33127.

(5)	The address for Fir Tree Capital Management LP is 500 5th Avenue, 9th Floor, New York, New York 10110.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 15, 2021, the Sponsor purchased 4,312,500 Founder Shares for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on July 1, 2021, 562,500 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of a business combination or (2) subsequent to a business combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the Initial Public Offering, our Sponsor purchased an aggregate of 5,700,000 Private Placement Warrants for a purchase price of $1.00 per warrant. As such, our Sponsor’s interest in this transaction is valued at $5,700,000. Each Private Placement Warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $1.00 per share, subject to adjustment as provided herein. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned, or sold by our Sponsor until 30 days after the completion of our initial business combination.

Registration Rights

Pursuant to a registration rights agreement entered into on June 11, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of any working capital loans made to us (“Working Capital Loans”) (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of our Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business bombination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Note

On February 23, 2021, our Sponsor agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of our Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $46,975 was repaid at the closing of the Initial Public Offering on June 11, 2021.

Administrative Support Agreement

We entered into an agreement commencing on June 8, 2021, through the earlier of our consummation of a business combination and our liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the year ended December 31, 2022, we incurred $120,000 in fees for these services. For the period from February 12, 2021 (inception) through December 31, 2021, we incurred $70,000 in fees for these services. As of December 31, 2022 and 2021, $183,750 and $70,000, respectively, were outstanding and included in accrued expenses in the accompanying balance sheets.

Relationship with Related Parties

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor, an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Director Independence

NYSE listing standards require that within one year of the listing of our securities we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see “Item 10. Directors, Executive Officers, and Corporate Governance - Director Independence.”

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our Sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination, will be made from (i) funds held outside the Trust Account or (ii) Permitted Withdrawals:

●	repayment of an aggregate of up to $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	payment to an affiliate of our Sponsor of a total of $10,000 per month, for up to 24 months (or 27 months under certain conditions), for office space, administrative and support services;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our Sponsor, an affiliate of our Sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 totaled $84,975 and $100,116, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will continue to pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

The following exhibits are filed as part of, incorporated by reference into, or furnished with this Annual Report on Form 10-K.

		Incorporated by Reference
No.	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
1.1	Underwriting Agreement, dated June 8, 2021, by and among Colombier Acquisition Corp. and B. Riley Securities, Inc.	Form 8-K	001-40457	1.1	June 11, 2021
3.1	Certificate of Incorporation of Colombier Acquisition Corp.	Form S-1	333-254492	3.1	March 19, 2021
3.2	Amended and Restated Certificate of Incorporation of Colombier Acquisition Corp.	Form 8-K	001-40457	3.1	June 11, 2021
3.3	Bylaws of Colombier Acquisition Corp.	Form S-1/A	333-254492	3.3	May 7, 2021
4.1	Specimen Unit Certificate of Colombier Acquisition Corp.	Form S-1/A	333-254492	4.1	May 7, 2021
4.2	Specimen Class A Common Stock Certificate of Colombier Acquisition Corp.	Form S-1/A	333-254492	4.2	May 7, 2021
4.3	Specimen Warrant Certificate of Colombier Acquisition Corp.	Form S-1/A	333-254492	4.3	May 7, 2021
4.4	Warrant Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Continental Stock Transfer & Trust Company	Form 8-K	001-40457	4.1	June 11, 2021
10.1	Form of Letter Agreement by and between Colombier Acquisition Corp. and each of its officers, directors, and Colombier Sponsor LLC	Form 8-K	001-40457	10.1	June 11, 2021
10.2	Investment Management Trust Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Continental Stock Transfer & Trust Company	Form 8-K	001-40457	10.2	June 11, 2021
10.3	Registration Rights Agreement, dated June 8, 2021, by and among Colombier Acquisition Corp. and certain other security holders	Form 8-K	001-40457	10.3	June 11, 2021
10.4	Private Placement Warrant Purchase Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Colombier Sponsor LLC	Form 8-K	001-40457	10.4	June 11, 2021
10.5	Indemnity Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Omeed Malik	Form 8-K	001-40457	10.5	June 11, 2021
10.6	Indemnity Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Joe Voboril	Form 8-K	001-40457	10.6	June 11, 2021
10.7	Indemnity Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Ryan Kavanaugh	Form 8-K	001-40457	10.7	June 11, 2021
10.8	Indemnity Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Eddie Kim	Form 8-K	001-40457	10.8	June 11, 2021
10.9	Indemnity Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Jonathan Keidan	Form 8-K	001-40457	10.0	June 11, 2021

10.10	Indemnity Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Keri Findley	Form 8-K	001-40457	10.10	June 11, 2021
10.11	Indemnity Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Claire Councill	Form 8-K	001-40457	10.11	June 11, 2021
10.12	Indemnity Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Colombier Sponsor LLC	Form 8-K	001-40457	10.12	June 11, 2021
10.13	Administrative Services Agreement, dated June 8, 2021, by and between Colombier Acquisition Corp. and Farvahar Capital LLC	Form 8-K	001-40457	10.13	June 11, 2021
10.14	Promissory Note, dated February 23, 2021, issued to Colombier Sponsor LLC	Form S-1/A	333-254492	10.1	May 7, 2021
10.15	Securities Subscription Agreement, dated February 15, 2021, issued to Colombier Sponsor LLC	Form S-1/A	333-254492	10.5	May 7, 2021
10.16	Capital Markets Advisor Letter, dated February 17, 2021, by and between Farvahar Capital and Colombier Acquisition Corp.	Form S-1/A	333-254492	10.9	May 7, 2021
14.1*	Code of Conduct and Ethics
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith

**	Furnished

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2023

COLOMBIER ACQUISITION CORP.

By:	/s/ Omeed Malik
Name:	Omeed Malik
Title:	Chief Executive Officer, Chairman of the Board of Directors and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Omeed Malik	Chief Executive Officer, Chief Financial Officer and Director	March 24, 2023
Omeed Malik	(Principal Executive Officer)

*	Chief Financial Officer and Director (Principal Financial Officer)	March 24, 2023
Joe Voboril

*	Director	March 24, 2023
Ryan Kavanaugh

*	Director	March 24, 2023
Eddie Kim

*	Director	March 24, 2023
Jonathan Keidan

*	Director	March 24, 2023
Keri Findley

*	Director	March 24, 2023
Claire Councill

COLOMBIER ACQUISITION CORP.

COLOMBIER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Colombier Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Colombier Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of income, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by June 11, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT

March 24, 2023

PCAOB Firm ID #688

COLOMBIER ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$195,339	$841,226
Prepaid expenses	179,386	424,695
Total current assets	374,725	1,265,921

Non-current prepaid expenses	—	175,216
Marketable securities held in Trust Account	174,948,027	172,506,512
Total Assets	$175,322,752	$173,947,649

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$585,750	$478,611
Income taxes payable	524,777	—
Total current liabilities	1,110,527	478,611

Warrant liabilities	1,030,500	6,083,516
Deferred underwriting fee payable	6,037,500	6,037,500
Total liabilities	8,178,527	12,599,627

Commitments (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares at redemption value of $10.03 and $10.00 per share as of December 31, 2022 and 2021, respectively	173,034,002	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding as of December31, 2022 and 2021	—	—
Class A common stock; $0.0001 par value; 80,000,000 shares authorized (excluding 17,250,000 shares subject to possible redemption) as of December31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December31, 2022 and2021	431	431
Accumulated deficit	(5,890,208)	(11,152,409)
Total Stockholders’ Deficit	(5,889,777)	(11,151,978)
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$175,322,752	$173,947,649

The accompanying notes are an integral part of these financial statements.

COLOMBIER ACQUISITION CORP.

STATEMENTS OF INCOME

	For the Year Ended December 31, 2022	For the Period from February 12, 2021 (Inception) Through December 31, 2021

Formation and operating costs	$1,173,551	$852,175
Loss from operations	(1,173,551)	(852,175)

Other income (expenses):
Interest earned on marketable securities held in Trust Account	2,441,515	6,512
Change in fair value of warrant liabilities	5,053,016	4,907,984
Offering costs allocated to warrants	—	(329,619)
Total other income, net	7,494,531	4,584,877

Income before provision for income taxes	6,320,980	3,732,702
Provision for income taxes	(524,777)	—
Net income	$5,796,203	$3,732,702
Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	10,836,207
Basic and diluted net income per share, Class A Common stock	$0.27	$0.25
Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,072,688
Basic and diluted net income per share, Class B Common stock	$0.27	$0.25

The accompanying notes are an integral part of these financial statements.

COLOMBIER ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 12, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - February 12, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock	4,312,500	431	24,569	—	25,000

Change in value of common stock subject to redemption	—	—	(24,569)	(14,885,111)	(14,909,680)

Net income	—	—	—	3,732,702	3,732,702

Balance – December 31, 2021	4,312,500	431	—	(11,152,409)	$(11,151,978)

Change in value of common stock subject to redemption	—	—	—	(534,002)	(534,002)

Net income	—	—	—	5,796,203	5,796,203

Balance – December 31, 2022	4,312,500	$431	$—	$(5,890,208)	$(5,889,777)

The accompanying notes are an integral part of these financial statements.

COLOMBIER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From February 12, 2021 (Inception) Through December 31, 2021

Cash Flows from Operating Activities:
Net income	$5,796,203	$3,732,702
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,441,515)	(6,512)
Change in fair value of warrant liabilities	(5,053,016)	(4,907,984)
Offering costs allocated to warrants	—	329,619
Changes in operating assets and liabilities:
Prepaid expenses	420,525	(599,911)
Income taxes payable	524,777	—
Accrued expenses	107,139	478,611
Net cash used in operating activities	(645,887)	(973,475)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placements Warrants	—	5,700,000
Proceeds from promissory note – related party	—	46,975
Repayment of promissory note - related party	—	(46,975)
Payment of offering costs	—	(460,299)
Net cash provided by financing activities	—	174,314,701

Net Change in Cash	(645,887)	841,226
Cash – Beginning of period	841,226	—
Cash – End of period	$195,339	$841,226

Non-Cash investing and financing activities:
Initial value of common stock subject to possible redemption	$—	$172,500,000
Initial measurement of public warrants and private placement warrants		$9,842,500
Re-measurement of Common Stock subject to redemption	$534,002	$14,909,680
Deferred underwriting fee payable	$—	$6,037,500

The accompanying notes are an integral part of these financial statements

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period February 12, 2021 (inception) through December 31, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has elected December 31 as its fiscal year end.

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

At the closing of the Initial Public Offering on June 11, 2021, due to a clerical error, the Trust Account (as defined below) was overfunded by $1,240,000. The overfunded amount was transferred to the Company’s operating account on June 14, 2021.

Following the closing of the Initial Public Offering on June 11, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of $1,000,000, and to pay its tax obligations (“Permitted Withdrawals”).

On July 1, 2021, the underwriters fully exercised their over-allotment option, resulting in the issuance of an additional 2,250,000 Units for an aggregate amount of $22,500,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 450,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $450,000. A total of $22,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $172,500,000.

Transaction costs amounted to $9,947,799, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $460,299 of other offering costs. See “Note 11. Subsequent Events” for more information.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully complete a Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months (or 27 months, under certain circumstances) from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until June 11, 2023 (or September 11, 2023 if it has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to June 11, 2023) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses) or to fund any Permitted Withdrawals (subject to an annual limit of $1,000,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less Permitted Withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources, and Going Concern

At December 31, 2022, the Company had cash of $195,339 and working capital of $178,223 (after adding back $212,212 in franchise tax payable as that liability, which is included in “accrued expenses” in the accompanying balance sheet, and may be settled using earnings from the Trust Account; $177,036 of franchises taxes paid out of an operating cash account not yet reimbursed from the Trust Account; and $524,777 in accrued income tax payable, which may be settled using earnings from the Trust Account).

The Company’s liquidity needs up to December 31, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, a loan of $46,975 under an unsecured and non-interest bearing promissory note from a related party, and from the net proceeds from the consummation of the Initial Public Offering and the sale of the Private Placement Warrants held outside of the Trust Account. See “Note 5. Related Party Transactions” for more information regarding the sale of the Founder Shares and the promissory note.

Additionally, to fund working capital, the Company has permitted certain withdrawals from the Trust Account up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These Permitted Withdrawals are limited to only the interest that has been earned in excess of the initial deposit made upon the consummation of the Initial Public Offering. In the fiscal year ended December 31, 2022, the Company withdrew $0 of the 2022 available annual limit.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s actual costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are more than its estimated amounts, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it became obligated to redeem a significant number of its Public Shares upon consummation of its Business Combination, in which case it may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 11, 2023 (or September 11, 2023 if it has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to June 11, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 11, 2023 (or September 11, 2023 if it has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to June 11, 2023).

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete a Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate a Business Combination in a timely manner. The Company’s ability to consummate a Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn or volatility.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from mandatory compliance with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which the Company’s total annual gross revenue is at least $1.235 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of its common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash held outside of the Trust Account was $195,339 and $841,226 at December 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. In the fiscal year ended December 31, 2022, the Company withdrew $0 from the Trust Account to pay taxes or Permitted Withdrawals. In the fiscal year ended December 31, 2021, the Company withdrew $1,240,000 from the Trust Account for working capital purposes, which was the result of an overfunding of the Trust Account related to a clerical error.

All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and the Private Placement Warrants (collectively with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. For periods where no observable traded price was available, the Warrants are valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and, 2021, 17,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At December 31, 2022 and 2021, the Class A Common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(5,462,500)
Class A common stock issuance costs	(9,447,180)
Plus:
Re-measurement of carrying value to redemption value	14,909,680
Class A common stock subject to possible redemption, December 31, 2021	172,500,000
Plus:
Re-measurement of carrying value to redemption value	534,002
Class A common stock subject to possible redemption, December 31, 2022	$173,034,002

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the issuance of Public Shares amounting to $9,618,180 are included in the re-measurement for Class A common stock subject to redemption amount. The Company paid the underwriters a cash fee of $3,450,000 at the Initial Public Offering date, and accrued deferred underwriters fees of $6,037,500, which will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. Offering costs associated with the derivative warrant liabilities amounting to $290,432 in the 2nd quarter, and $39,187 in the 3rd quarter, totaling $329,619 for the period from February 12, 2021 (inception) through December 31, 2021, were expensed to the statement of operations. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and Florida as its only “major” tax jurisdictions. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. For the years ended December 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Period from February 12, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$4,636,962	$1,159,241	$2,713,033	$1,019,669
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	10,836,207	4,072,688
Basic and diluted net income per common share	$0.27	$0.27	$0.25	$0.25

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

Administrative Support Agreement

The Company entered into an agreement, commencing on June 8, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services. For the period from February 12, 2021 (inception) through December 31, 2021, the Company incurred $70,000 in fees for these services. As of December 31, 2022 and 2021, $183,750 and $70,000, respectively, were outstanding and included in accrued expenses in the accompanying balance sheets.

Promissory Note — Related Party

On February 23, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and was payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $46,975 was repaid at the closing of the Initial Public Offering on June 11, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no related party loans were outstanding.

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

The underwriters were paid $3,450,000 at the Initial Public Offering. The underwriters are also entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. See “Note 11. Subsequent Events” for more information.

The Company agreed to pay for the FINRA-related fees and expenses of the underwriters’ legal counsel and certain diligence and other fees, which such fees and expenses are capped at an aggregate of $50,000. The Company also reimbursed the underwriters for background checks on its directors, director nominees and executive officers.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 80,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of the Company’s Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering, plus all shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

NOTE 8. WARRANT LIABILITIES

At December 31, 2022 and 2021, there are 5,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

At December 31, 2022 and 2021, there are 5,700,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$35,810
Startup/Organization Expenses	414,684	141,779
Total deferred tax assets	414,684	177,589
Valuation Allowance	(414,664)	(177,589)
Deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	For the Period From February 12, 2021 (Inception) Through December 31,
	2022	2021
Federal
Current	$434,898	$—
Deferred	(166,071)	(177,589)
State and Local
Current	89,879	—
Deferred	(71,024)	—

Change in valuation allowance	237,095	177,589

Income tax provision	$524,777	$—

As of December 31, 2022 and 2021, the Company had $0 and $170,524 of U.S. federal net operating loss carryovers, respectively, available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $237,095. For the period from February 12, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $177,589.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.34%	—%
Prior year true up	(0.58)%	—%
Change in fair value of warrants	(20.26)%	(27.57)%
Penalties on franchise tax obligations	0.05%	—
Other permanent differences	—%	1.85%
Valuation allowance	3.80%	4.80%
Effective tax rate	8.35%	0.00%

As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 8.35% and 0.00% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liabilities, the valuation allowance on the deferred tax assets, a prior year true up, and penalties on franchise tax obligations. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$174,948,027	1	$172,506,512

Liabilities:
Warrant liability – Public Warrants	1	$517,500	1	$3,051,191
Warrant liability – Private Placement Warrants	3	513,000	3	3,032,325

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2022	December 31, 2021
Stock price	$9.94	$9.64
Exercise price	$11.50	$11.50
Expected term (in years)	4.50	5.00
Volatility	10.60%	11.40%
Risk-free rate	4.68%	1.23%
Dividend yield	0.00%	0.00%

The following contains additional information regarding the other inputs used in the pricing model:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

●	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2022 and 2021:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	$3,032,325	—	$3,032,325
Change in fair value	(2,519,325)	—	(2,519,325)
Fair value as of December 31, 2022	$513,000	—	$513,000

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of February 12, 2021 (inception)	$—	$—	$—
Initial measurement on June 11, 2021	5,092,500	4,750,000	9,842,500
Over allotment on July 1, 2021	436,500	712,500	1,149,000
Change in fair value	(2,496,675)	(2,411,309)	(4,907,984)
Transfer to Level 1	—	(3,051,191)	(3,051,191)
Fair value as of December 31, 2021	$3,032,325	—	$3,032,325

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There was $3,051,191 transferred out of Level 3 to Level 1 for the period from February 12, 2021 (inception) through December 31, 2021. There were no transfers during the year ended December 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Pursuant to our Investment Management Trust Agreement dated June 8, 2021, in January 2023, the Company withdrew $1,000,000 and $389,298 from the trust account for fiscal year 2022 working capital purposes and fiscal year 2021 and fiscal year 2022 tax obligations, respectively. Additionally, in March 2023, we withdrew $1,000,000 from the Trust Account for fiscal year 2023 working capital purposes.

Agreement and Plan of Merger

On February 27, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), the Sponsor, in the capacity as Purchaser representative (solely for purposes of certain sections of the Merger Agreement), and PSQ Holdings, Inc., a Delaware corporation (“PSQ”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and PSQ (the “Merger”) will be effected and the name of the Company will be changed to “PSQ Holdings, Inc.” For more information, please see the Current Report on Form 8-K filed with the SEC on February 28, 2023.

In connection with the execution of the Merger Agreement, certain agreements were entered. The Sponsor entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which it has agreed that it will (i) fully comply with, and perform all of the obligations, covenants and agreements set forth in that certain letter agreement, dated June 8, 2021, between the Company and Sponsor (the “Insider Letter”); (ii) waive the anti-dilution rights with respect to the Sponsor’s Founder Shares that are triggered upon the conversion of the Founder Shares into Colombier Class A Common Stock upon the consummation of the Merger; (iii) waive any claims it has or may have against the Company, PSQ and each of their affiliates with respect to any claims occurring (or any circumstances existing) prior to Closing (as defined in the Merger Agreement) (subject to certain exceptions); (iv) forfeit one percent of the Colombier Class B Common Stock and warrants to purchase Colombier Class A common stock held by the Sponsor for every one percent of redemptions in excess of an amount of shares equal to eighty percent of the sum of (a) the number of shares of Colombier Class A common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement), plus (b) the result of (i) the aggregate proceeds raised in any Permitted Financing (as defined in the Merger Agreement), divided by (ii) $10.00. Pursuant to the Sponsor Support Agreement, the Company has agreed to enforce the Insider Letter in accordance with its terms, and not to amend, modify or waive any provision of the Insider Letter without the prior written consent of PSQ.

Certain stockholders of PSQ (the “PSQ Holders”) entered into support agreements (the “Company Support Agreements”), pursuant to which such stockholders agreed, among other things, to vote all shares of capital stock of PSQ beneficially owned by the PSQ Holders (the “PSQ Shares”) in favor of the Merger and related transactions. Such PSQ Holders also agreed to take certain other actions in support of the Merger Agreement and related transactions (and any actions required in furtherance thereof) and refrain from taking actions that would adversely affect such PSQ Holders’ ability to perform their obligations under the Company Support Agreement. Pursuant to the Company Support Agreements, the PSQ Holders also agreed not to transfer the PSQ Shares during the period from and including the date of the Company Support Agreement and the first to occur of the date of Closing or the date on which the Company Support Agreement is terminated, except for certain permitted transfers where the recipient also agrees to comply with the Company Support Agreement.

Certain PSQ Holders have agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any shares of the Company’s common stock held by them and issued as Merger Consideration (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of the Company acquired during the Lock-Up Period, as defined below, the “Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Lock-Up Shares, or (iv) publicly announce any intention to do any of the foregoing until the date that is one year after the Closing (the period from the Effective Time until such date, the “Lock-Up Period”). Such restrictions will lapse if, commencing on the 150th day following Closing, the volume-weighted average trading price of one share of Class A common stock quoted on the NYSE (or such other exchange on which the shares of Class A common stock are then listed) for any twenty trading days within any thirty consecutive trading day period is greater than or equal to $12.00.

The Merger Agreement may be terminated at any time prior to the Effective Time by either the Company or PSQ if the Merger and related transactions are not consummated on or before September 11, 2023 (the “Outside Date”), provided that the Company may extend the Outside Date for an additional period ending on the earlier of (A) the last date for the Company to consummate its Business Combination pursuant to an extension granted pursuant to the Company’s organizational documents and (B) December 31, 2023.

The terms of the Company's Charter provide a time period to complete an initial business combination (a “Completion Window”) of 24 months from the date of closing of the Company's Initial Public Offering (the “IPO Date”) or 27 months from the IPO Date if the Company has entered into a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the IPO Date (such additional three-month period of the Completion Window, as incorporated into the terms of the Company's Charter, the “Automatic Three Month Extension”). As previously disclosed in the Company's Current Report on Form 8-K dated and filed with the SEC on February 27, 2023 relating to the Company's entry into the Merger Agreement and other transaction documents with PSQ, as a result of the Company's entering into the Merger Agreement with PSQ on February 27, 2023 (prior to the 24-month anniversary of the IPO Date), the Company's Completion Window has been automatically extended from June 11, 2023 to September 11, 2023, in accordance with the terms of the Company's Charter.

Other Agreements

In connection with the proposed business combination which is the subject of the Merger Agreement (the “PSQ Business Combination”), the Company and the Representative of the Company’s underwriters for its Initial Public Offering (the “UW Representative”), agreed, pursuant to a letter agreement dated March 9, 2023, that the Company, in its discretion, could reallocate a portion of the “Deferred Discount,” as such term is defined in the Underwriting Agreement, dated June 8, 2021, entered into by the Company and the UW Representative, as representative of the underwriters in connection with the Initial Public Offering, to one or more third parties not participating in the Initial Public Offering, provided that the UW Representative is paid at least an agreed minimum amount of the Deferred Discount at the closing, if any, of the PSQ Business Combination.

The Company has not engaged and does not intend to engage Farvahar Capital to provide financial or other advisory services to the Company in connection with the PSQ Business Combination and, since inception, Farvahar Capital has not received, and is not expected to receive, any fees, commissions or reimbursements of any expenses from the Company and has not and is not expected to provide any advisory or other services to the Company in connection with the PSQ Business Combination or otherwise (as previously disclosed, our Sponsor, an affiliate of Farvahar Capital, entered into an Administrative Support Agreement, dated June 8, 2021, with the Company, pursuant to which the Company has paid our Sponsor for office space and administrative and support services, as described in Item 13. Certain Relationships and Related Transactions, and Director Independence — Administrative Support Agreement).