Form 10-Q
period 2023-03-31
Colombier Acquisition Corp.
filed 2023-05-12
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 11, 2023, there were 17,250,000 shares of Class A common stock, $0.0001 par value and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

COLOMBIER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements.

COLOMBIER ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,792,862	$195,339
Prepaid expenses	135,505	179,386
Total current assets	1,928,367	374,725
Marketable securities held in Trust Account	174,396,858	174,948,027
Total Assets	$176,325,225	$175,322,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,299,510	$585,750
Income taxes payable	977,338	524,777
Total current liabilities	2,276,848	1,110,527
Warrant liabilities	2,519,000	1,030,500
Deferred underwriting fee payable	6,037,500	6,037,500
Total liabilities	10,833,348	8,178,527

Commitments (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption values of $10.05 and $10.03 per share as of March 31, 2023 and December 31, 2022, respectively	173,367,397	173,034,002

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 80,000,000 shares authorized (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	431	431
Accumulated deficit	(7,875,951)	(5,890,208)
Total Stockholders’ Deficit	(7,875,520)	(5,889,777)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$176,325,225	$175,322,752

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
Operating and formation costs	$1,549,416	$292,360
Loss from operations	(1,549,416)	(292,360)

Other income:
Interest earned on marketable securities held in Trust Account	1,838,129	11,135
Change in fair value of warrant liabilities	(1,488,500)	2,866,252
Total other income, net	349,629	2,877,387

(Loss) Income before provision for income taxes	(1,199,787)	2,585,027
Provision for income taxes	(452,561)	—
Net (loss) income	$(1,652,348)	$2,585,027

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	17,250,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.08)	$0.12

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500

Basic and diluted net (loss) income per share, Class B common stock	$(0.08)	$0.12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	4,312,500	$431	$—	$(5,890,208)	$(5,889,777)

Change in value of common stock subject to redemption	—	—	—	(333,395)	(333,395)

Net loss	—	—	—	(1,652,348)	(1,652,348)

Balance - March 31, 2023 (Unaudited)	4,312,500	$431	$—	$(7,875,951)	$(7,875,520)

THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,312,500	$431	$—	$(11,152,409)	$(11,151,978)

Net income	—	—	—	2,585,027	2,585,027

Balance – March 31, 2022 (Unaudited)	4,312,500	$431	$—	$(8,567,382)	$(8,566,951)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COLOMBIER ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,652,348)	$2,585,027
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,838,129)	(11,135)
Change in fair value of derivative warrant liabilities	1,488,500	(2,866,252)
Changes in operating assets and liabilities:
Prepaid expenses	43,881	107,631
Income taxes payable	452,561	—
Accrued expenses	713,760	(198,345)
Net cash used in operating activities	(791,775)	(383,074)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	389,298	—
Cash withdrawn from Trust Account for working capital purposes	2,000,000	—
Net cash provided by investing activities	2,389,298	—

Net Change in Cash	1,597,523	(383,074)
Cash – Beginning	195,339	841,226
Cash – Ending	$1,792,862	$458,152

Non-Cash Investing and Financing Activities:
Re-measurement for Class A common stock to redemption value	$333,395	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company has one subsidiary, Colombier-Liberty Acquisition, Inc., a direct, wholly owned subsidiary of the Company incorporated in Delaware on February 16, 2023 (“Merger Sub”) (see Note 6).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period February 12, 2021 (inception) through March 31, 2023 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of PSQ Holdings, Inc. d/b/a PublicSq., a Delaware corporation (“PublicSq.”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has elected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on June 11, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which is invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of $1,000,000, and to pay its tax obligations (“Permitted Withdrawals”).

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

Pursuant to the Investment Management Trust Agreement dated June 8, 2021, in January 2023, the Company withdrew $1,000,000 and $389,298 from the trust account for fiscal year 2022 working capital purposes and fiscal year 2021 and fiscal year 2022 tax obligations, respectively. Additionally, in March 2023, the Company withdrew $1,000,000 from the Trust Account for fiscal year 2023 working capital purposes.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to fund Permitted Withdrawals). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 24 months (or 27 months, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination prior to June 11, 2023) from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The Company will have until September 11, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses) or to fund any Permitted Withdrawals (subject to an annual limit of $1,000,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination

On February 27, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Merger Sub the Sponsor, in the capacity as Purchaser representative (solely for purposes of certain sections of the Merger Agreement), and PublicSq. Pursuant to the terms of the Merger Agreement, a business combination between the Company and PublicSq. (the “Merger”) will be effected and the name of the Company will be changed to “PSQ Holdings, Inc.” For more information, please see Note 6 and the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2023.

Liquidity and Going Concern

At March 31, 2023, the Company had cash of $1,792,862 and working capital of $680,981 (after adding back $50,000 in franchise tax payable as that liability, which is included in “accrued expenses” in the accompanying balance sheet, and may be settled using earnings from the Trust Account; $2,124 of franchises taxes paid out of an operating cash account not yet reimbursed from the Trust Account; and $977,338 in accrued income tax payable, which may be settled using earnings from the Trust Account).

The Company’s liquidity needs up to March 31, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, a loan of $46,975 under an unsecured and non-interest bearing promissory note from a related party, and from the net proceeds from the consummation of the Initial Public Offering and the sale of the Private Placement Warrants held outside of the Trust Account. See “Note 5. Related Party Transactions” for more information regarding the sale of the Founder Shares and the promissory note.

Additionally, to fund working capital, the Company has permitted certain withdrawals from the Trust Account up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These Permitted Withdrawals are limited to only the interest that has been earned in excess of the initial deposit made upon the consummation of the Initial Public Offering. In the three months ended March 31, 2023, the Company withdrew $2,389,298 to pay for income taxes and working capital expenses.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s actual costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are more than its estimated amounts, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it became obligated to redeem a significant number of its Public Shares upon consummation of its Business Combination, in which case it may issue additional securities or incur debt in connection with such Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 11, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 11, 2023.

Risks and Uncertainties

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Business Combination, extension vote or otherwise may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash held outside of the trust was $1,792,862 and $195,339 at March 31, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. For the three months ended March 31, 2023 and 2022, the Company withdrew $2,389,298 and $0 from the Trust Account to fund Permitted Withdrawals, respectively.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 17,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, the Class A Common stock subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(5,462,500)
Class A common stock issuance costs	(9,447,180)
Plus:
Re-measurement of carrying value to redemption value	14,909,680
Class A common stock subject to possible redemption, December 31, 2021	172,500,000
Plus:
Re-measurement of carrying value to redemption value	534,002
Class A common stock subject to possible redemption, December 31, 2022	173,034,002
Plus:
Re-measurement of carrying value to redemption value	333,395
Class A common stock subject to possible redemption, March 31, 2023	$173,367,397

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the issuance of Public Shares amounting to $9,618,180 are included in the re-measurement for Class A common stock subject to redemption amount. The Company paid the underwriters a cash fee of $3,450,000 at the Initial Public Offering date, and accrued deferred underwriters fees of $6,037,500, which will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. Offering costs associated with the derivative warrant liabilities amounting to $290,432 in the second quarter of 2021, and $39,187 in the third quarter of 2021, totaling $329,619 for the period from February 12, 2021 (inception) through December 31, 2021, were expensed to the statement of operations. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (37.72)% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, M&A expenses subsequent to signing of a letter of intent (“LOI”), and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (loss) income per Common Share

Net (loss) income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. For the periods ended March 31, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common share for the period presented.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(1,321,878)	$(330,470)	$2,068,022	$517,005
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500
Basic and diluted net (loss) income per common share	$(0.08)	$(0.08)	$0.12	$0.12

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 8, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in fees for these services, respectively, of which $13,750 and $30,000 are included in accrued expenses in the accompanying condensed consolidated balance sheets, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, no related party loans were outstanding.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

PublicSq. Merger Agreement

On February 27, 2023, the Company entered into the Merger Agreement with the Merger Sub, the Sponsor, the capacity as Purchaser representative (solely for the purpose of certain sections of the Merger Agreement), and PublicSq. Pursuant to the Merger Agreement, Merger Sub will merge with and into PublicSq., with PublicSq. being the surviving company following the merger (the “Merger”) and continuing in existence as a wholly owned subsidiary of the Company. Any PublicSq. convertible securities which remain outstanding and have not been exercised or do not convert automatically into shares of PublicSq. Common Stock (as defined below) prior to the effective time of the Merger (the “Effective Time”) will be cancelled without consideration, each share of PublicSq. common stock, par value $0.001 per share (“PublicSq. Common Stock”), other than shares held by Michael Seifert (the “Founder”), will be automatically converted into the right to receive a number of shares of Class A Common Stock, par value $0.0001 per share, of the Company (“Colombier Class A Common Stock”) equal to the Conversion Ratio (as defined in the Merger Agreement); and each share of PublicSq. Common Stock held by the Founder will be automatically converted into the right to receive a number of shares of Class C Common Stock, par value $0.0001 per share, of the Company (“Colombier Class C Common Stock” and, together with Colombier Class A Common Stock, “Colombier Common Stock”) equal to the Conversion Ratio.

Pursuant to the terms of the Merger Agreement, the consideration to be delivered to the holders of PublicSq. Common Stock in connection with the Merger (the “Merger Consideration”) will be a number of newly issued shares of Colombier Common Stock with an aggregate value equal to $200.0 million, subject to adjustments for PublicSq.’s closing debt (net of cash). In addition to the right to receive Colombier Class A Common Stock or Colombier Class C Common Stock, as applicable, in the Merger, holders of PublicSq. Common Stock and certain other employees and service providers of PublicSq. (the “Deemed Equity Holders” and, together with the other earnout participants, collectively, the “PublicSq. Earnout Participants”) will be entitled to receive up to 3,000,000 shares of Colombier Class A Common Stock (the “Earn-Out Shares”) in the event certain metrics are satisfied during the period commencing on the Effective Time and ending on the fifth anniversary of the closing date (the “Earn-Out Period”). Specifically, in the event that, and upon the date during the Earn-Out Period on which, the volume-weighted average trading price of Colombier Class A Common Stock quoted on the New York Stock Exchange (“NYSE”) (or such other exchange on which the shares of Colombier Class A Common Stock are then listed) for any twenty (20) trading days within any thirty consecutive trading day period (the “Earn-Out Trading Price”) is greater than or equal to $12.50 (“Triggering Event I”), the PublicSq. Earnout Participants will be entitled to receive an aggregate of 1,000,000 Earn-Out Shares; in the event that, and upon the date during the Earn-Out Period on which, the Earn-Out Trading Price is greater than or equal to $15.00 (“Triggering Event II”), the PublicSq. Earnout Participants will be entitled to receive an aggregate of 1,000,000 additional Earn-Out Shares; and if, at any time during the Earn-Out Period and upon the date on which, the Earn-Out Trading Price is greater than or equal to $17.50 (“Triggering Event III” and, together with Triggering Event I and Triggering Event II, the “Triggering Events”), the PublicSq. Earnout Participants will be entitled to receive an aggregate of 1,000,000 additional Earn-Out Shares. If, during the Earn-Out Period, there is a change of control of the Company pursuant to which the Company or its stockholders have the right to receive consideration implying a value per share of Colombier Class A Common Stock equaling or exceeding the Earn-Out Trading Price underlying one or more Triggering Events, then, immediately prior to the consummation of such change of control, (i) to the extent the relevant Triggering Event has not previously occurred, such relevant Triggering Event shall be deemed to have occurred and (ii) each PublicSq. Earnout Participant shall be entitled to receive its pro rata share of the applicable number of Earn-Out Shares to be issued based on the deemed occurrence of the applicable Triggering Event(s).

In connection with the execution of the Merger Agreement, the Sponsor entered into a support agreement (the “Sponsor Support Agreement”) pursuant to which it has agreed that it will (i) fully comply with, and perform all of the obligations, covenants and agreements set forth in that certain letter agreement, dated June 8, 2021, between the Company and Sponsor (the “Insider Letter”); (ii) waive the anti-dilution rights with respect to the Sponsor’s Founder Shares that are triggered upon the conversion of the Founder Shares into Colombier Class A Common Stock upon the consummation of the Merger; (iii) waive any claims it has or may have against the Company, PublicSq. and each of their affiliates with respect to any claims occurring (or any circumstances existing) prior to Closing (as defined in the Merger Agreement),subject to certain exceptions; (iv) forfeit one percent of the Colombier Class B Common Stock and warrants to purchase Colombier Class A common stock held by the Sponsor for every one percent of redemptions in excess of an amount of shares equal to eighty percent of the sum of (a) the number of shares of Colombier Class A common stock issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement), plus (b) the result of (i) the aggregate proceeds raised in any Permitted Financing (as defined in the Merger Agreement), divided by (ii) $10.00. Pursuant to the Sponsor Support Agreement, the Company has agreed to enforce the Insider Letter in accordance with its terms, and not to amend, modify or waive any provision of the Insider Letter without the prior written consent of PublicSq.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Certain stockholders of PublicSq. (the “PublicSq. Holders”) entered into support agreements (the “Company Support Agreements”), pursuant to which such stockholders agreed, among other things, to vote all shares of capital stock of PublicSq. beneficially owned by the PublicSq. Holders (the “PublicSq. Shares”) in favor of the Merger and related transactions. Such PublicSq. Holders also agreed to take certain other actions in support of the Merger Agreement and related transactions (and any actions required in furtherance thereof) and refrain from taking actions that would adversely affect such PublicSq. Holders’ ability to perform their obligations under the Company Support Agreements. Pursuant to the Company Support Agreements, the PublicSq. Holders also agreed not to transfer the PublicSq. Shares during the period from and including the date of the Company Support Agreement and the first to occur of the date of Closing or the date on which the Company Support Agreement is terminated, except for certain permitted transfers where the recipient also agrees to comply with the Company Support Agreement.

Certain PublicSq. Holders have agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any shares of the Company’s common stock held by them and issued as Merger Consideration (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of the Company acquired during the Lock-Up Period, as defined below, the “Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Lock-Up Shares, or (iv) publicly announce any intention to do any of the foregoing until the date that is one year after the Closing (the period from the Effective Time until such date, the “Lock-Up Period”). Such restrictions will lapse if, commencing on the 150th day following Closing, the volume-weighted average trading price of one share of Class A common stock quoted on the NYSE (or such other exchange on which the shares of Class A common stock are then listed) for any twenty trading days within any thirty consecutive trading day period is greater than or equal to $12.00.

The Merger Agreement may be terminated at any time prior to the Effective Time by either the Company or PublicSq. if the Merger and related transactions are not consummated on or before September 11, 2023 (the “Outside Date”), provided that the Company may extend the Outside Date for an additional period ending on the earlier of (A) the last date for the Company to consummate its Business Combination pursuant to an extension granted pursuant to the Company’s organizational documents and (B) December 31, 2023.

The terms of the Company’s Charter provide a Completion Window of 24 months from the date of closing of the Company’s Initial Public Offering (the “IPO Date”) or 27 months from the IPO Date if the Company has entered into a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the IPO Date (such additional three-month period of the Completion Window, as incorporated into the terms of the Company’s Charter, the “Automatic Three Month Extension”). As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2023 relating to the Company’s entry into the Merger Agreement and other transaction documents with PSQ, as a result of the Company’s entering into the Merger Agreement with PSQ on February 27, 2023 (prior to the 24-month anniversary of the IPO Date), the Company’s Completion Window has been automatically extended from June 11, 2023 to September 11, 2023, in accordance with the terms of the Company’s Charter.

Other Agreements

In connection with the proposed business combination which is the subject of the Merger Agreement (the “Business Combination”), the Company and the Representative of the Company’s underwriters for the Company’s Initial Public Offering (the “UW Representative”) agreed, pursuant to a letter agreement dated March 9, 2023, that the Company, in its discretion, could reallocate a portion of the “Deferred Discount,” as such term is defined in the Underwriting Agreement, dated June 8, 2021, entered into by the Company and the UW Representative, as representative of the underwriters in connection with the Initial Public Offering, to one or more third parties not participating in the Initial Public Offering; provided that the UW Representative is paid at least an agreed minimum amount of the Deferred Discount at the closing, if any, of the Business Combination with PublicSq. (the “PublicSq. Business Combination”).

The Company has not engaged Farvahar Capital (“Farvahar”) to provide financial, advisory, or other services to the Company in connection with the Initial Public Offering or the PublicSq. Business Combination. Accordingly, since inception, Farvahar has not received and is not expected to receive any fees, commissions or reimbursements of any expenses from the Company. The Company does not intend to engage Farvahar to provide any advisory or other services to the Company in connection with the PublicSq. Business Combination or otherwise.

In March, the Company entered into a letter agreement with Cantor Fitzgerald & Co. (“CF&CO”), pursuant to which CF&CO agreed to provide certain capital markets advisory services to the Company in connection with the Business Combination in consideration for advisory fees. These fees would be payable in cash contingent on the closing of the Merger.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 80,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 17,250,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

At March 31, 2023 and December 31, 2022, there are 5,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, there are 5,700,000 Private Placement warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$174,396,858	1	$174,948,027

Liabilities:
Warrant liability – Public Warrants	1	$1,265,000	1	$517,500
Warrant liability – Private Placement Warrants	3	1,254,000	3	513,000

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2023	December 31, 2022
Stock price	$10.13	$9.94
Exercise price	$11.50	$11.50
Expected term (in years)	0.71	4.50
Volatility	16.3%	10.60%
Risk-free rate	4.76%	4.68%
Dividend yield	0.0%	0.00%

COLOMBIER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following contains additional information regarding the other inputs used in the pricing model:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

●	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2022	$513,000	—	$513,000
Change in fair value	741,000	—	741,000
Fair value as of March 31, 2023	$1,254,000	—	$1,254,000

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	3,032,325	—	3,032,325
Change in fair value	(2,519,325)	—	(2,519,325)
Fair value as of December 31, 2022	513,000	—	513,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 11, 2023, the Company withdrew $545,692 from available interest earned on the Trust Account to pay income tax obligations.

On April 7, 2023, the Company filed its initial Registration Statement on Form S-4 in connection with the proposed Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 12, 2021 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) of 17,250,000 units (the “Units,” which included the full exercise by the underwriter of its over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit), the sale of the Private Placement Warrants, our capital stock, debt, or a combination of cash, stock, and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 12, 2021 (inception) through March 31, 2023 were organizational activities, activities related to our Initial Public Offering, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of PSQ Holdings, Inc. d/b/a PublicSq., a Delaware corporation (“PublicSq.”), as described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $1,652,348, which consists of change in fair value of warrant liabilities of $1,488,500 and formation and operating costs of $1,549,416 and provision for income taxes of $452,561, offset by interest earned on marketable securities held in the Trust Account of $1,838,129.

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

On June 11, 2021, we completed the Initial Public Offering of 15,000,000 Units, at $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 5,250,000 warrants in a private placement to our Sponsor (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,250,000.

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

Following the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $172,500,000 was placed in the Trust Account. We incurred $9,947,799 in Initial Public Offering-related costs, including $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees payable upon completion of an initial business combination, and $460,299 of other costs.

For the three months ended March 31, 2023, cash used in operating activities was $791,775. Net loss of $1,652,348 was affected by interest earned on marketable securities held in the Trust Account of $1,838,129 and the change in fair value of warrant liabilities of $1,488,500. Changes in operating assets and liabilities provided $1,210,202 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $383,074. Net income of $2,585,027 was affected by interest earned on marketable securities held in the Trust Account of $11,135, and a change in fair value of warrant liabilities of $2,866,252. Changes in operating assets and liabilities used $90,714 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $174,396,858 (including $1,896,858 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Securities. Through March 31, 2023, we have withdrawn $2,389,298 from the Trust Account.

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

At March 31, 2023, we had cash of $1,792,862 and working capital of $680,981 (after adding back $50,000 in franchise tax payable as that liability, which is included in “accrued expenses” in the accompanying balance sheet, and may be settled using earnings from the Trust Account; $2,124 of franchises taxes paid out of an operating cash account not yet reimbursed from the Trust Account; and $977,338 in accrued income tax payable, which may be settled using earnings from the Trust Account).

Our liquidity needs up to March 31, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, a loan of $46,975 under an unsecured and non-interest bearing promissory note, and the net proceeds from the consummation of the Initial Public Offering, and the sale of the Private Placement Warrants held outside of the Trust Account. See “Note 5. Related Party Transactions” to our condensed consolidated financial statements for more information regarding our borrowings and indebtedness.

Additionally, to fund working capital requirements, we have permitted withdrawals from the Trust Account up to an annual limit of $1,000,000, and we may withdraw additional funds to pay income tax and franchise tax obligations (“Permitted Withdrawals”). These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account upon consummation of the Initial Public Offering. In the three months ended March 31, 2023, we withdrew $2,389,298 from the Trust Account. Specifically, in January 2023, we withdrew $1,000,000 and $389,298 from the Trust Account for fiscal year 2022 working capital purposes and fiscal year 2021 and fiscal year 2022 tax obligations, respectively. Additionally, in March 2023, we withdrew $1,000,000 from the Trust Account for fiscal year 2023 working capital purposes.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our actual costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are more than our estimated amount, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until September 11, 2023 to consummate a Business Combination. It is not guaranteed that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 11, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on June 8, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in fees for these services, respectively, of which $10,000 and $30,000 are included in accrued expenses in the accompanying condensed consolidated balance sheets.

Pursuant to the Underwriting Agreement, dated June 8, 2021 (the “Underwriting Agreement”), entered into by us and the Representative of our underwriters for the Initial Public Offering (the “UW Representative”), the underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the Underwriting Agreement. In connection with our proposed business combination with PublicSq. (the “PublicSq. Business Combination”), the UW Representative agreed, pursuant to a letter agreement dated March 9, 2023, that the in our discretion, we could reallocate a portion of the “Deferred Discount,” as such term is defined in the Underwriting Agreement, to one or more third parties not participating in the Initial Public Offering; provided that the UW Representative is paid at least an agreed minimum amount of the Deferred Discount at the closing, if any, of the PublicSq. Business Combination.

The terms of our Amended and Restated Certificate of Incorporation (the “Charter”) provide that we have 24 months from the date of our Initial Public Offering (the “IPO Date”) to complete a Business Combination, or 27 months from the IPO Date if we have entered into a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the IPO Date (the “Completion Window”). As a result of our entering into the Agreement and Plan of Merger with PublicSq., among other parties, on February 27, 2023 (prior to the 24-month anniversary of the IPO Date), our Completion Window has been automatically extended from June 11, 2023 to September 11, 2023 in accordance with the terms of our Charter.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock, which we also refer to as “Public Shares,” features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted (loss) income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. For the periods ended March 31, 2023 and 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Agreement and Plan of Merger

On February 27, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the “Merger Sub”), our Sponsor, in the capacity as “Purchaser representative” (solely for purposes of certain sections of the Merger Agreement), and PublicSq. Pursuant to the terms of the Merger Agreement, a business combination between us and PublicSq. (the “Merger”) will be effected and our name will be changed to “PSQ Holdings, Inc.”

Simultaneous with the execution of the Merger Agreement, the Sponsor entered into a support agreement (the “Sponsor Support Agreement”), pursuant to which it agreed that it will (i) fully comply with and perform all of the obligations, covenants and agreements set forth in that certain letter agreement, dated June 8, 2021, between us and Sponsor (the “Insider Letter”); (ii) waive the anti-dilution rights with respect to its Founder Shares that are triggered upon the conversion of the Founder Shares into Public Shares upon the consummation of the Merger; (iii) waive any claims it has or may have against us and each of our affiliates and PSQ and each of their affiliates with respect to any claims occurring (or any circumstances existing) prior to the closing of the Merger (“Closing”) (subject to certain exceptions); (iv) forfeit one percent of its Founder Shares and Warrants for every one percent of redemptions in excess of an amount of shares equal to eighty percent of the sum of (a) the number of Public Shares issued and outstanding immediately prior to the closing of the Merger (the “Closing”), plus (b) the result of (i) the aggregate proceeds raised in any Permitted Financing (as such term is defined in the Merger Agreement), divided by (ii) $10.00. Pursuant to the Sponsor Support Agreement, we have agreed to enforce the Insider Letter in accordance with its terms, and not to amend, modify or waive any provision of the Insider Letter without the prior written consent of PublicSq.

Also simultaneous with the execution of the Merger Agreement, certain stockholders of PublicSq. (the “PublicSq. Holders”) entered into support agreements (the “Company Support Agreements”), pursuant to which such stockholders agreed, among other things, to vote all shares of capital stock of PublicSq. beneficially owned by the PublicSq. Holders (the “PublicSq. Shares”) in favor of the Merger and related transactions. Such PublicSq. Holders also agreed to take certain other actions in support of the Merger Agreement and related transactions (and any actions required in furtherance thereof) and to refrain from taking actions that would adversely affect such PublicSq. Holders’ ability to perform their obligations under the Company Support Agreement. Pursuant to the Company Support Agreements, the PublicSq. Holders also agreed not to transfer their PublicSq. Shares during the period from and including the date of the Company Support Agreement and the first to occur of the date of Closing or the date on which the Company Support Agreement is terminated, except for certain permitted transfers where the recipient also agrees to comply with the Company Support Agreement.

Certain PSQ Holders have also agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, pledge or otherwise dispose of, directly or indirectly, any shares of certain classes of our common stock held by them and issued as Merger Consideration (as such term is defined in the Merger Agreement) (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of us acquired during the Lock-Up Period, as defined below, the “Lock-Up Shares”), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, or engage in any short sales or other arrangement with respect to the Lock-Up Shares, or (iv) publicly announce any intention to do any of the foregoing until the date that is one year after the date of Closing (the “Effective Time”) (the period from the Effective Time until such date, the “Lock-Up Period”). Such restrictions will lapse if, commencing on the 150th day following Closing, the volume-weighted average trading price of one share of our Class A common stock quoted on the New York Stock Exchange (or such other exchange on which the shares of Class A common stock are then listed) for any twenty trading days within any thirty consecutive trading day period is greater than or equal to $12.00.

The Merger Agreement may be terminated at any time prior to the Effective Time by either us or PublicSq. if the Merger and related transactions are not consummated on or before September 11, 2023 (the “Outside Date”), provided that we may extend the Outside Date for an additional period ending on the earlier of (A) the last date for us to consummate its business combination pursuant to an extension granted pursuant to our organizational documents and (B) December 31, 2023.

The terms of our Charter provide a Completion Window of 24 months from the IPO Date, or 27 months from the IPO Date if we have entered into a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the IPO Date (such additional three-month period of the Completion Window, as incorporated into the terms of our Charter, the “Automatic Three Month Extension”). As previously disclosed in our Current Report on Form 8-K dated and filed with the SEC on February 27, 2023 relating to our entry into the Merger Agreement and other transaction documents with PublicSq., as a result of our entering into the Merger Agreement with PublicSq. on February 27, 2023 (prior to the 24-month anniversary of the IPO Date), our Completion Window has been automatically extended from June 11, 2023 to September 11, 2023, in accordance with the terms of our Charter.

Other Agreements

We have not engaged Farvahar Capital (“Farvahar”) to provide financial, advisory, or other services in connection with our Initial Public Offering or the Business Combination with PublicSq (the “PublicSq. Business Combination”). Accordingly, since inception, Farvahar has not received and is not expected to receive any fees, commissions or reimbursements of any expenses from us. We do not intend to engage Farvahar to provide any advisory or other services to us in connection with the PublicSq. Business Combination or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the initial public offering and Annual Report on Form 10-K filed with the SEC on March 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the initial public offering and Annual Report on Form 10-K filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 27, 2023, by and among Colombier Acquisition Corp., PSQ Holdings, Inc., Colombier-Liberty Acquisition, Inc. and Colombier Sponsor LLC (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).
10.2	Form of Company Stockholder Support Agreement, dated as of February 27, 2023, by and among Colombier Acquisition Corp., PSQ Holdings, Inc. and the holders party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).
10.3	Sponsor Support Agreement, dated as of February 27, 2023, by and among Colombier Acquisition Corp., PSQ Holdings, Inc. and Colombier Sponsor LLC (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).
10.4	Form of Lock-Up Agreement, dated as of February 27, 2023, by and among Colombier Acquisition Corp., Colombier Sponsor LLC and the holders party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLOMBIER ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Omeed Malik
	Name:	Omeed Malik
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Joe Voboril
	Name:	Joe Voboril
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)