Form 10-Q
period 2023-06-30
PSQ Holdings, Inc.
filed 2023-08-09
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

PSQ HOLDINGS, INC.

(F/K/A COLOMBIER ACQUISTION CORP.)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	001-40457	86-2062844
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

222 Lakeview Avenue, Suite 800 West Palm Beach, FL	333401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 776-2402

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PSQH	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	PSQH WS	New York Stock Exchange

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2023, there were 26,044,298 shares of Class A common stock, $0.0001 par value and 3,213,678 shares of Class C common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

On July 19, 2023 (the “Closing Date”), PSQ Holdings, Inc., a Delaware corporation (f/k/a Colombier Acquisition Corp., the “Company”), consummated (the “Closing”) the previously announced Business Combination (as defined below) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 27, 2023, by and among the Company, Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Colombier Sponsor, LLC (the “Sponsor”), a Delaware limited liability company, in its capacity as Purchaser Representative (the “Purchaser Representative”), for the purposes set forth in the Merger Agreement, and PSQ Holdings, Inc. (with the transactions contemplated by the Merger Agreement, the “Business Combination”). Please see Note 1 – Description of Organization, Business Operations and Liquidity for additional detail regarding the Business Combination.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$1,201,271	$195,339
Prepaid expenses	48,713	179,386
Total current assets	1,249,984	374,725
Marketable securities held in Trust Account	175,879,326	174,948,027
Total Assets	$177,129,310	$175,322,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$3,450,180	$585,750
Income taxes payable	957,982	524,777
Total current liabilities	4,408,162	1,110,527
Warrant liabilities	8,816,500	1,030,500
Deferred underwriting fee payable	6,037,500	6,037,500
Total liabilities	19,262,162	8,178,527

Commitments (Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at redemption values of $10.13 and $10.03 per share as of June 30, 2023 and December 31, 2022, respectively	174,819,222	173,034,002

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 80,000,000 shares authorized (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	431	431
Accumulated deficit	(16,952,505)	(5,890,208)
Total Stockholders’ Deficit	(16,952,074)	(5,889,777)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$177,129,310	$175,322,752

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating and formation costs	$2,829,054	$248,757	$4,378,470	$541,117
Loss from operations	(2,829,054)	(248,757)	(4,378,470)	(541,117)

Other income (loss):
Interest earned on marketable securities held in Trust Account	2,044,560	225,971	3,882,689	237,106
Change in fair value of warrant liabilities	(6,297,500)	1,980,664	(7,786,000)	4,846,916
Total other income (loss)	(4,252,940)	2,206,635	(3,903,311)	5,084,022

Income (loss) before provision for income taxes	(7,081,994)	1,957,878	(8,281,781)	4,542,905
Provision for income taxes	(542,735)	(13,352)	(995,296)	(13,352)
Net (loss) income	$(7,624,729)	$1,944,526	$(9,277,077)	$4,529,553

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	17,250,000	17,250,000	17,250,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.35)	$0.09	$(0.43)	$0.21

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.35)	$0.09	$(0.43)	$0.21

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	4,312,500	$431	$—	$(5,890,208)	$(5,889,777)

Change in value of common stock subject to redemption	—	—	—	(333,395)	(333,395)

Net loss	—	—	—	(1,652,348)	(1,652,348)

Balance - March 31, 2023 (Unaudited)	4,312,500	431	—	(7,875,951)	(7,875,520)

Change in value of common stock subject to redemption	—	—	—	(1,451,825)	(1,451,825)

Net loss	—	—	—	(7,624,729)	(7,624,729)

Balance – June 30, 2023 (Unaudited)	4,312,500	$431	$—	$(16,952,505)	$(16,952,074)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,312,500	$431	$—	$(11,152,409)	$(11,151,978)

Net income	—	—	—	2,585,027	2,585,027

Balance – March 31, 2022 (Unaudited)	4,312,500	431	—	(8,567,382)	(8,566,951)

Net income	—	—	—	1,944,526	1,944,526

Balance –June 30, 2022 (Unaudited)	4,312,500	$431	$—	$(6,622,856)	$(6,622,425)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(9,277,077)	$4,529,553
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,882,689)	(237,106)
Change in fair value of derivative warrant liabilities	7,786,000	(4,846,916)
Changes in operating assets and liabilities:
Prepaid expenses	130,673	171,930
Accrued expenses	2,864,430	13,352
Income taxes payable	433,205	(190,781)
Net cash used in operating activities	(1,945,458)	(559,968)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	951,390	—
Cash withdrawn from Trust Account for working capital purposes	2,000,000	—
Net cash provided by investing activities	2,951,390	—

Net Change in Cash	1,005,932	(559,968)
Cash – Beginning of the period	195,339	841,226
Cash – End of period	$1,201,271	$281,258

Non-Cash Investing and Financing Activities:
Re-measurement for Class A common stock to redemption value	$1,785,220	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Business Combination

On February 27, 2023, PSQ Holdings, Inc. (f/k/a Colombier Acquisition Corp., the “Company”), PublicSq. Inc., a Delaware corporation (f/k/a PSQ Holdings, Inc., “PublicSq.”), Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Colombier Sponsor, LLC (the “Sponsor”), a Delaware limited liability company, in its capacity as Purchaser Representative (the “Purchaser Representative”), for the purposes set forth in the Merger Agreement (as defined below), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

On July 17, 2023, Colombier received requests to redeem a total of 14,286,259 Colombier public shares, representing 83% of the total public shares of Colombier outstanding prior to the Redemption Deadline. Following the redemption, 2,963,741 public shares of Colombier were outstanding.

At the special meeting of the stockholders held on July 19, 2023 (the “Special Meeting”), the Company’s stockholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 (the “Proxy Statement/Prospectus”), including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including the merger of Merger Sub with and into PublicSq., with PublicSq. continuing as the surviving corporation and as a wholly-owned subsidiary the Company, and the issuance of the Company’s common stock as consideration thereunder (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In addition, on July 19, 2023, following the conclusion of the Special Meeting, the Business Combination, including the Merger, was completed (the “Closing”).

In connection with the Closing, the Company changed its name from Colombier Acquisition Corp. to PSQ Holdings, Inc.

Prior to the Business Combination

As of June 30, 2023, the Company was a blank check company incorporated in Delaware on February 12, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

As of June 30, 2023, the Company had one subsidiary, Colombier-Liberty Acquisition, Inc., a direct, wholly owned subsidiary of the Company incorporated in Delaware on February 16, 2023 (see Note 6).

The Company was not limited to a particular industry or sector for purposes of consummating a business combination. The Company was an early stage and emerging growth company and, as such, the Company was subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period February 12, 2021 (inception) through June 30, 2023 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), identifying a target company for a business combination, and activities in connection with the proposed acquisition of PublicSq. (see Note 6). The Company did not generate any operating revenues. The Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company had elected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,250,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $5,250,000, which is described in Note 4.

At the closing of the Initial Public Offering on June 11, 2021, due to a clerical error, the Trust Account (as defined below) was overfunded by $1,240,000. The overfunded amount was transferred to the Company’s operating account on June 14, 2021.

Following the closing of the Initial Public Offering on June 11, 2021, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of $1,000,000, and to pay its tax obligations (“Permitted Withdrawals”).

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

In connection with the Company’s Initial Public Offering, the underwriters fully exercised their over-allotment option on July 1,2021, resulting in the issuance of an additional 2,250,000 Units for an aggregate amount of $22,500,000. In connection with the underwriters’ full exercise of their over-allotment option, the Company also consummated the sale of an additional 450,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $450,000. A total of $22,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $172,500,000.

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

Liquidity and Capital Resources

At June 30, 2023, the Company had cash of $1,201,271 and working capital deficit of $2,098,073 (after adding back $100,000 in franchise tax payable as that liability, which is included in “accrued expenses” in the accompanying balance sheet, and may be settled using earnings from the Trust Account; $2,124 of franchises taxes paid out of an operating cash account not yet reimbursed from the Trust Account; and $957,982 in accrued income tax payable, which may be settled using earnings from the Trust Account).

The Company’s liquidity needs up to June 30, 2023 were satisfied through the proceeds of $25,000 from the sale of 4,312,500 shares of the Company’s Class B common stock, par value $0.0001 to the Sponsor (the “Founder Shares”), a loan of $46,975 under an unsecured and non-interest bearing promissory note from a related party, and from the net proceeds from the consummation of the Initial Public Offering and the sale of the Private Placement Warrants held outside of the Trust Account. See “Note 5. Related Party Transactions” for more information regarding the sale of the Founder Shares and the promissory note.

Additionally, to fund working capital, the Company had permitted certain withdrawals from the Trust Account up to an annual limit of $1,000,000. The Company was able to withdraw additional funds to pay income tax and franchise tax obligations. These Permitted Withdrawals are limited to only the interest that has been earned in excess of the initial deposit made upon the consummation of the Initial Public Offering. In the six months ended June 30, 2023, the Company withdrew $2,951,390 to pay for income taxes and working capital expenses.

On July 19, 2023, the Company used substantially all of the funds held in the Trust Account to complete the Business Combination and substantial doubt about the Company’s ability to continue as a going concern was alleviated. Funds held in the Trust Account were also used to fund the redemption of publicly held shares of Class A common stock.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia.

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

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Any redemption or other repurchase occurring after December 31, 2022 in connection with a business combination, extension vote or otherwise may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which the Company’s total annual gross revenue is at least $1.235 billion or (c) when the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash held outside of the trust was $1,201,271 and $195,339 at June 30, 2023 and December 31, 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. For the six months ended June 30, 2023 and 2022, the Company withdrew $2,951,390 and $0 from the Trust Account to fund Permitted Withdrawals, respectively.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 815-40, “Derivatives and Hedging” (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 4) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial/lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 17,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, the Class A Common stock subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(5,462,500)
Class A common stock issuance costs	(9,447,180)
Plus:
Re-measurement of carrying value to redemption value	14,909,680
Class A common stock subject to possible redemption, December 31, 2021	172,500,000
Plus:
Re-measurement of carrying value to redemption value	534,002
Class A common stock subject to possible redemption, December 31, 2022	173,034,002
Plus:
Re-measurement of carrying value to redemption value	333,395
Class A common stock subject to possible redemption, March 31, 2023	173,367,397
Plus:
Re-measurement of carrying value to redemption value	1,451,825
Class A common stock subject to possible redemption, June 30, 2023	$174,819,222

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification Topic 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the issuance of Public Shares amounting to $9,618,180 are included in the re-measurement for Class A common stock subject to redemption amount. The Company paid the underwriters a cash fee of $3,450,000 at the Initial Public Offering date. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,037,500. The deferred fee was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the Underwriting Agreement (as defined below). In connection with the Company’s Business Combination , the UW Representative (as defined below) agreed, pursuant to a letter agreement dated March 9, 2023, that in the Company’s discretion, the Company could reallocate a portion of the “Deferred Discount,” as such term is defined in the Underwriting Agreement, to one or more third parties not participating in the Initial Public Offering; provided that the UW Representative is paid at least an agreed minimum amount of the Deferred Discount at the closing, if any, of the Business Combination. Offering costs associated with the derivative warrant liabilities amounting to $290,432 in the second quarter of 2021, and $39,187 in the third quarter of 2021, totaling $329,619 for the period from February 12, 2021 (inception) through December 31, 2021, were expensed to the statement of operations. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (8.06)% and 0.68% for the three months ended June 30, 2023 and 2022, respectively, and (12.55)% and 0.29% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability, M&A expenses subsequent to signing of a letter of intent (“LOI”), and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (loss) income per Common Share

Net (loss) income per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Re-measurement associated with the redeemable shares of Class A common stock is excluded from (loss) income per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted (loss) income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. For the periods ended June 30, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common share for the period presented.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(6,099,783)	$(1,524,946)	$1,555,621	$388,905	$(7,421,662)	$(1,855,415)	$3,623,642	$905,911)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net (loss) income per common share	$(0.35)	$(0.35)	$0.09	$0.09	$(0.43)	$(0.43)	$0.21	$0.21

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in the Trust Account. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815-40, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at the end of each reporting period, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 15, 2021, the Sponsor purchased the Founder Shares for an aggregate price of $25,000. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on July 1, 2021, 562,500 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a business combination or (B) subsequent to a business combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. In connection with the Business Combination, the Sponsor transferred the Founder Shares to members of the Sponsor on July 19, 2023.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 8, 2021, through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $6,733 is included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers were entitled, but are not obligated, to loan the Company funds as may have been required (“Working Capital Loans”). No Working Capital Loans were made in connection with the Business Combination. As of June 30, 2023 and December 31, 2022, no related party loans were outstanding.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on June 11, 2021, the holders of the Founder Shares and Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and upon conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of the Company’s Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On July 1, 2021, the underwriters elected to fully exercise the over-allotment option to purchase an additional 2,250,000 Units at a price of $10.00 per Unit.

Pursuant to the Underwriting Agreement, dated June 8, 2021 (the “Underwriting Agreement”), entered into by us and the Representative of our underwriters for the Initial Public Offering (the “UW Representative”), the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,037,500. The deferred fee was to be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the Underwriting Agreement. In connection with the Company’s Business Combination , the UW Representative agreed, pursuant to a letter agreement dated March 9, 2023, that in the Company’s discretion, the Company could reallocate a portion of the “Deferred Discount,” as such term is defined in the Underwriting Agreement, to one or more third parties not participating in the Initial Public Offering; provided that the UW Representative is paid at least an agreed minimum amount of the Deferred Discount at the closing, if any, of the Business Combination.

The Company agreed to pay for the FINRA-related fees and expenses of the underwriters’ legal counsel and certain diligence and other fees, which such fees and expenses are capped at an aggregate of $50,000. The Company also reimbursed the underwriters for background checks on the Company’s directors, director nominees and executive officers.

PublicSq. Merger Agreement

On February 27, 2023, the Company, PublicSq., the Merger Sub, and the Sponsor, a Delaware limited liability company, in its capacity as Purchaser Representative, for the purposes set forth in the Merger Agreement, entered into the Merger Agreement.

At the Special Meeting held on July 19, 2023, the Company’s stockholders voted to approve the proposals outlined in the Proxy Statement/Prospectus, including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including the merger of Merger Sub with and into PublicSq., with PublicSq. continuing as the surviving corporation and as a wholly-owned subsidiary the Company, and the issuance of the Company’s common stock as consideration thereunder. In addition, on July 19, 2023, the Closing was completed.

In connection with the Closing, the Company changed its name from Colombier Acquisition Corp. to PSQ Holdings, Inc.

PSQ HOLDINGS, INC.

(f/ka Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 80,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 17,250,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 4,312,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a business combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of the Company’s Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering, plus all shares of the Company’s Class A common stock and equity-linked securities issued or deemed issued in connection with a business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a business combination.

NOTE 8. WARRANT LIABILITIES

At June 30, 2023 and December 31, 2022, there are 5,750,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a business combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a business combination or earlier upon redemption or liquidation.

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

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, there are 5,700,000 Private Placement warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$175,879,326	1	$174,948,027

Liabilities:
Warrant liability – Public Warrants	1	$4,427,500	1	$517,500
Warrant liability – Private Placement Warrants	3	4,389,000	3	513,000

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2023	December 31, 2022
Stock price	$10.27	$9.94
Exercise price	$11.50	$11.50
Expected term (in years)	1.49	4.50
Volatility	18.8%	10.60%
Risk-free rate	5.07%	4.68%
Dividend yield	0.0%	0.00%

PSQ HOLDINGS, INC.

(f/k/a Colombier Acquisition Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following contains additional information regarding the other inputs used in the pricing model:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

●	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2022	$513,000	—	$513,000
Change in fair value	741,000	—	741,000
Fair value as of March 31, 2023	1,254,000	—	1,254,000
Change in fair value	3,135,000	—	3,135,000
Fair value as of June 30, 2023	$4,389,000	—	$4,389,000

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	3,032,325	—	3,032,325
Change in fair value	(2,519,325)	—	(2,519,325)
Fair value as of December 31, 2022	513,000	—	513,000

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

The Business Combination

On February 27, 2023, the Company, PublicSq., the Merger Sub, and the Sponsor, a Delaware limited liability company, in its capacity as Purchaser Representative, for the purposes set forth in the Merger Agreement, entered into the Merger Agreement.

On July 17, 2023, Colombier received requests to redeem a total of 14,286,259 Colombier public shares, representing 83% of the total public shares of Colombier outstanding prior to the Redemption Deadline. Following the redemption, 2,963,741 public shares of Colombier were outstanding.

At the Special Meeting held on July 19, 2023, the Company’s stockholders voted to approve the proposals outlined in the Proxy Statement/Prospectus, including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including the merger of Merger Sub with and into PublicSq., with PublicSq. continuing as the surviving corporation and as a wholly-owned subsidiary the Company, and the issuance of the Company’s common stock as consideration thereunder. In addition, on July 19, 2023, the Closing was completed.

In connection with the Closing, the Company changed its name from Colombier Acquisition Corp. to PSQ Holdings, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us” or the “Company” refer to Colombier Acquisition Corp prior to the closing of the Business Combination. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Colombier Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus and definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 (the “Proxy Statement/Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a former blank check company incorporated under the laws of the State of Delaware on February 12, 2021 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “business combination”). Our sponsor is Colombier Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

We completed our initial public offering (the “Initial Public Offering”) on June 11, 2021 and completed a business combination on July 19, 2023 as further described in Note 1 – Description of Organization, Business Operations and Liquidity and Note 10 – Subsequent Events, to our condensed financial information contained elsewhere in this Quarterly Report on Form 10-Q.

Recent Developments

On February 27, 2023, PSQ Holdings, Inc. (f/k/a Colombier Acquisition Corp., the “Company”), PublicSq. Inc., a Delaware corporation (f/k/a PSQ Holdings, Inc., “PublicSq.”), Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and the Sponsor, in its capacity as Purchaser Representative (the “Purchaser Representative”), for the purposes set forth in the Merger Agreement (as defined below), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

On July 17, 2023, Colombier received requests to redeem a total of 14,286,259 Colombier public shares, representing 83% of the total public shares of Colombier outstanding prior to the Redemption Deadline. Following the redemption, 2,963,741 public shares of Colombier were outstanding.

At the special meeting of the stockholders held on July 19, 2023 (the “Special Meeting”), the Company’s stockholders voted to approve the proposals outlined in the Proxy Statement/Prospectus filed by the Company with the SEC on June 30, 2023, including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including the merger of Merger Sub with and into PublicSq., with PublicSq. continuing as the surviving corporation and as a wholly-owned subsidiary the Company, and the issuance of the Company’s common stock as consideration thereunder (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In addition, on July 19, 2023, following the conclusion of the Special Meeting, the Business Combination, including the Merger, was completed (the “Closing”).

In connection with the Closing, the Company changed its name from Colombier Acquisition Corp. to PSQ Holdings, Inc.

Results of Operations

As of June 30, 2023, we have neither engaged in any operations nor generated any revenues. Our only activities from February 12, 2021 (inception) through June 30, 2023 were organizational activities, activities related to our Initial Public Offering, identifying a target company for a business combination, and activities in connection with the acquisition of PublicSq., as described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $7,624,729, which consists of change in fair value of warrant liabilities of $6,297,500, formation and operating costs of $2,829,054 and provision for income taxes of $542,735, offset by interest earned on marketable securities held in the Trust Account of $2,044,560.

For the three months ended June 30, 2022, we had a net income of $1,944,526, which consists of interest earned on marketable securities held in the Trust Account of $225,971 and the change in fair value of warrant liabilities of $1,980,664, offset by formation and operating costs of $248,757 and provision for income taxes of $13,352.

For the six months ended June 30, 2023, we had a net loss of $9,277,077, which consists of change in fair value of warrant liabilities of $7,786,000, formation and operating costs of $4,378,470 and provision for income taxes of $995,296, offset by interest earned on marketable securities held in the Trust Account of $3,882,689.

For the six months ended June 30, 2022, we had a net income of $4,529,553, which consists of interest earned on marketable securities held in the Trust Account of $237,106 and the change in fair value of warrant liabilities of $4,846,916, offset by formation and operating costs of $541,117 and provision for income taxes of $13,352.

 Liquidity, Capital Resources and Results of Operations

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

For the six months ended June 30, 2023, cash used in operating activities was $1,945,458. Net loss of $9,277,077 was affected by interest earned on marketable securities held in the Trust Account of $3,882,689 and the change in fair value of warrant liabilities of $7,786,000. Changes in operating assets and liabilities provided $3,428,308 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $559,968. Net income of $4,529,553 was affected by interest earned on marketable securities held in the Trust Account of $237,106 and the change in fair value of warrant liabilities of $4,846,916. Changes in operating assets and liabilities used $5,499 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $175,879,326 (including $3,379,326 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury securities. Through June 30, 2023, we have withdrawn $2,951,390 from the Trust Account for tax and working capital purposes.

In July 2023, we used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination.

At June 30, 2023, the Company had cash of $1,201,271 and working capital deficit of $2,098,073 (after adding back $100,000 in franchise tax payable as that liability, which is included in “accrued expenses” in the accompanying balance sheet, and may be settled using earnings from the Trust Account; $2,124 of franchises taxes paid out of an operating cash account not yet reimbursed from the Trust Account; and $957,982 in accrued income tax payable, which may be settled using earnings from the Trust Account).

Our liquidity needs up to June 30, 2023 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, a loan of $46,975 under an unsecured and non-interest bearing promissory note, and the net proceeds from the consummation of the Initial Public Offering, and the sale of the Private Placement Warrants held outside of the Trust Account. See “Note 5. Related Party Transactions” to our condensed consolidated financial statements for more information regarding our borrowings and indebtedness.

Additionally, to fund working capital requirements, we have permitted withdrawals from the Trust Account up to an annual limit of $1,000,000, and we may withdraw additional funds to pay income tax and franchise tax obligations (“Permitted Withdrawals”). These Permitted Withdrawals are limited to only the interest available that has been earned in excess of the initial deposit in the Trust Account upon consummation of the Initial Public Offering. In the six months ended June 30, 2023, we withdrew $2,951,390 from the Trust Account. Specifically, during the three months ended March 31, 2023, we withdrew $2,000,000 and $389,298 from the Trust Account for fiscal year 2022 working capital purposes and fiscal year 2021 and fiscal year 2022 tax obligations, respectively. Additionally, in March 2023, we withdrew $1,000,000 from the Trust Account for fiscal year 2023 working capital purposes. In addition, in April 2023 and May 2023, we withdrew $545,692 and $16,399 from Trust Account for fiscal year 2023 tax obligations, respectively.

On July 19, 2023, the previously announced Business Combination closed and substantial doubt about our ability to continue as a going concern was alleviated.

Off-Balance Sheet Arrangements

As of June 30, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Going Concern

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

In connection with our assessment of going concern considerations in accordance with the FASB Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements - Going Concern,” we determined that if the Company did not complete a Business Combination by September 11, 2023, then the Company would cease all operations except for the purpose of liquidating. The Company consummated the Business Combination on July 19, 2023, prior to the mandatory liquidation date of September 11, 2023, and as such the ability of the Company, as Colombier Acquisition Corp. to continue as a going concern is no longer applicable. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 11, 2023.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on June 8, 2021 and continued to incur these fees monthly until the completion of the Business Combination on July 19, 2023. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $6,733 is included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

Underwriting Agreement

Pursuant to the Underwriting Agreement, dated June 8, 2021 (the “Underwriting Agreement”), entered into by us and the Representative of our underwriters for the Initial Public Offering (the “UW Representative”), the underwriters were entitled to a deferred fee of $0.35 per Unit, or $6,037,500. In connection with the Business Combination, the UW Representative agreed, pursuant to a letter agreement dated March 9, 2023, that the in our discretion, we could reallocate a portion of the “Deferred Discount,” as such term is defined in the Underwriting Agreement, to one or more third parties not participating in the Initial Public Offering; provided that the UW Representative is paid at least an agreed minimum amount of the Deferred Discount at the closing, if any, of the Business Combination.

The terms of our Amended and Restated Certificate of Incorporation (the “Charter”) provide that we have 24 months from the date of our Initial Public Offering (the “IPO Date”) to complete a business combination, or 27 months from the IPO Date if we have entered into a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the IPO Date (the “Completion Window”). As a result of our entering into the Merger Agreement, among other parties, on February 27, 2023 (prior to the 24-month anniversary of the IPO Date), our Completion Window was automatically extended from June 11, 2023 to September 11, 2023 in accordance with the terms of our Charter.

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

Warrant Liabilities

As of June 30, 2023, we account for the Warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. For periods where no observable traded price was available, the Warrants are valued using a binomial/lattice model. For periods subsequent to the detachment of the Warrants from the Units, the Warrant quoted market price will be used as the fair value as of each relevant date.

Investments Held in Trust Account

Class A Common Stock Subject to Possible Redemption

As of June 30, 2023, we account for our Class A common stock subject to possible conversion in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock, which we also refer to as “Public Shares,” features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 11,450,000 shares of common stock in the calculation of diluted (loss) income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. For the periods ended June 30, 2023 and 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common share for the period presented.

Recent Accounting Standards

As of June 30, 2023, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a result of closing of the Business Combination on July 19, 2023, the risk factors previously disclosed Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Proxy Statement/Prospectus with respect to the Business Combination, filed with the SEC on June 30, 2023. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair the Company’s business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in the Company’s future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2021, we consummated the Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. B. Riley Securities, Inc. acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-254492). The SEC declared the registration statements effective on June 8, 2021.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 27, 2023, by and among Colombier Acquisition Corp., PSQ Holdings, Inc., Colombier-Liberty Acquisition, Inc. and Colombier Sponsor LLC (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc.
3.2	Amended and Restated Bylaws of PSQ Holdings, Inc.
10.2	Form of Company Stockholder Support Agreement, dated as of February 27, 2023, by and among Colombier Acquisition Corp., PSQ Holdings, Inc. and the holders party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).
10.3	Sponsor Support Agreement, dated as of February 27, 2023, by and among Colombier Acquisition Corp., PSQ Holdings, Inc. and Colombier Sponsor LLC (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).
10.4	Form of Lock-Up Agreement, dated as of February 27, 2023, by and among Colombier Acquisition Corp., Colombier Sponsor LLC and the holders party thereto (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 28, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ HOLDINGS, INC.

Date: August 9, 2023	By:	/s/ Michael Seifert
	Name:	Michael Seifert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Brad Searle
	Name:	Brad Searle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

