Form 10-Q/A
period 2023-09-30
PSQ Holdings, Inc.
filed 2024-03-14
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amended Report”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of PSQ Holdings, Inc. (the “Company”) for the quarter ended September 30, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2023 (the “Original Report”).

Background and Effect of Restatement

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, management identified a classification error, between financing activities and operating activities in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 included in the Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2023 and 2022 which the Company filed with the SEC on November 14, 2023.  The Company previously classified cash outflows associated with transaction costs incurred in connection with the Business Combination as a financing activity.  Based on the predominance principle in ASC 240, Statement of Cash flows, the Company determined that these cash outflows should be classified within operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99, Materiality and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company and the Audit Committee of the Board of Directors (the “Audit Committee”), determined that the error was material to its previously issued financial statements, as included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Prior Period Financial Statements”). The Company along with the Audit Committee has discussed with UHY LLP (“UHY”), our independent registered public accounting firm, the matters described herein.

As a result of the foregoing, the Company and the Audit Committee determined that the Prior Period Financial Statements, as well as, any reports, related earnings releases, investor presentations or similar communications of the Company’s Prior Period Financial Statements should no longer be relied upon.

There was no impact to Cash and cash equivalents, the Unaudited Condensed Consolidated Statements of Operations, the Unaudited Condensed Consolidated Balance Sheets, and the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for any periods presented in the Prior Period Financial Statements.

The Company along with the Audit Committee has discussed with UHY the matters disclosed in this Amended Report.

Items Amended in this Filing

For the convenience of the reader, this Amended Report presents the Original Report in its entirety, subject to the changes described below.

The Company is filing this Amended Report to amend the following items (the “Amended Items”) of the Original Report:

●	Part I, Item 1. Financial Statements, including the Unaudited Condensed Consolidated Statements of Cash Flows, Notes to Condensed Consolidated Financial Statements—Note 2 Correction of Previously Issued Financial Statements and Note 3 Liquidity

●	Part I, Item 2. Management’s Discussion & Analysis

●	Part I, Item 4. Controls and Procedures

●	Part II, Item 1A. Risk Factors

●	Part II, Item 6. Exhibits

This Amended Report also includes revisions and updates to certain other information including, but not limited to, cross-references, an updated signature page and other conforming changes.

Pursuant to the rules of the SEC, Part II, Item 6 of the original Form 10-Q filing has been amended to include currently dated certifications from the Company’s chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the Amended Items, this Amended Report is presented as of the date of the Original Report and has not been updated to reflect events, results or developments that occurred or facts that became known to us subsequent to the filing of the Original Report other than the Amended Items and those associated with the restatement of our unaudited condensed consolidated financial statements.

Control Considerations

Management has concluded as of September 30, 2023 and as of December 31, 2023, that the Company’s disclosure controls and procedures as well as its internal control over financial reporting were not effective due to a material weakness. Specifically, there was a lack of an effectively designed control activity related to the evaluation of the classification of cash flows pursuant to the predominance principle in ASC 230 associated with the classification of transaction costs in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows. See Part I, Item 4. Controls and Procedures.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Interim Condensed Consolidated Financial Statements

PSQ HOLDINGS, INC. (dba PublicSq.)

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,255,909	$2,330,405
Inventory	1,476,085	-
Prepaid expenses and other current assets	3,541,769	289,379
Accounts receivable	67,604	-
Total current assets	30,341,367	2,619,784
Intangible assets, net	2,532,063	1,267,673
Operating lease right-of-use asset	164,304	293,520
Property and equipment, net	132,246	26,723
Deposits	78,165	7,963
Total assets	$33,248,145	$4,215,663

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,714,385	$424,065
Accrued expenses	1,061,606	41,494
Deferred revenue	248,958	49,654
Current portion of operating lease liabilities	168,608	169,275
Total current liabilities	3,193,557	684,488
Earn-out liabilities	1,950,000	-
Warrant liabilities	16,599,500	-
Operating lease liabilities, non-current	-	129,762
Total liabilities	21,743,057	814,250
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Class A Common stock, $0.0001 par value; 500,000,000 authorized shares; 24,340,075 shares and 11,806,007 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,434	1,181
Class C Common stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of September 30, 2023 and December 31, 2022	321	321
Additional paid in capital	68,033,896	12,383,475
Subscription receivable	-	(99,612)
Accumulated deficit	(56,531,563)	(8,883,952)
Total stockholders’ equity	11,505,088	3,401,413
Total liabilities and stockholders’ equity	$33,248,145	$4,215,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSq.)

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues, net of returns and discounts of $232,597 and $0 for the three months ended September 30, 2023 and 2022, and $232,597 and $0 for the nine months ended September 30, 2023 and 2022, respectively	$2,030,900	$124,634	$2,938,641	$197,575
Costs and expenses:
Cost of sales - services (exclusive of depreciation and amortization shown separately below)	569,502	210,363	1,189,440	483,756
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	903,672	-	903,672	-
Transaction costs incurred in connection with the Business Combination	3,309,597	-	7,048,177	-
General and administrative	4,311,199	993,488	7,448,015	2,175,612
Sales and marketing	3,670,309	429,455	6,739,149	954,501
Research and development	1,486,069	413,675	3,310,943	874,026
Depreciation and amortization	759,745	203,489	2,004,319	477,405
Total costs and expenses	15,010,093	2,250,470	28,643,715	4,965,300
Operating loss	(12,979,193)	(2,125,836)	(25,705,074)	(4,767,725)
Other income (expense):
Other income, net	119,957	328	173,644	8,174
Change in fair value of convertible notes	-	-	(14,571,109)	-
Change in fair value of earn-out liabilities	450,000	-	450,000	-
Change in fair value of warrant liabilities	(7,783,000)	-	(7,783,000)	-
Interest expense, net	(46,690)	-	(210,545)	-
Loss before income tax expense	(20,238,926)	(2,125,508)	(47,646,084)	(4,759,551)
Income tax benefit (expense)	262	4,208	(1,527)	3,495
Net loss	$(20,238,664)	$(2,121,300)	$(47,647,611)	$(4,756,056)

Net loss per common share, basic and diluted	$(0.77)	$(0.18)	$(2.38)	$(0.44)
Weighted-average shares outstanding, basic and diluted	26,265,627	11,982,103	20,058,726	10,705,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSq.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Class A Common Stock		Class C Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2022	771,155	$771	-	$-	$12,384,206	$(99,612)	$(8,883,952)	$3,401,413
Retroactive application of Business Combination (Note 1)	11,034,852	410	3,213,678	321	(731)	-	-	-
Balance at December 31, 2022	11,806,007	1,181	3,213,678	321	12,383,475	(99,612)	(8,883,952)	3,401,413
Issuance of common stock for cash	1,447,523	145	-	-	2,499,979	-	-	2,500,124
Receipt of subscription receivable	-	-	-	-	-	100,012	-	100,012
Issuance of common stock for asset acquisition	1,071,229	107	-	-	1,334,751	-	-	1,334,858
Net loss	-	-	-	-	-	-	(6,687,640)	(6,687,640)
Balance at March 31, 2023	14,324,759	1,433	3,213,678	321	16,218,205	400	(15,571,592)	648,767
Repayment of subscription payable	-	-	-	-	-	(400)	-	(400)
Net loss	-	-	-	-	-	-	(20,721,307)	(20,721,307)
Balance at June 30, 2023	14,324,759	1,433	3,213,678	321	16,218,205	-	(36,292,899)	(20,072,940)
Conversion of notes to common stock	3,984,388	397	-	-	37,293,626	-	-	37,294,023
Issuance of common stock upon Business Combination (Note 1)	7,735,151	774	-	-	12,426,006	-	-	12,426,780
Forfeiture of shares	(1,704,223)	(170)	-	-	170	-	-	-
Share based compensation	-	-	-	-	2,095,889	-	-	2,095,889
Net loss	-	-	-	-	-	-	(20,238,664)	(20,238,664)
Balance at September 30, 2023	24,340,075	$2,434	3,213,678	$321	$68,033,896	$-	$(56,531,563)	$11,505,088

	Class A Common Stock		Class C Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at December 31, 2021	485,731	$486	-	$-	$2,799,994	$(34,600)	$(1,905,376)	$860,504
Retroactive application of Business Combination (Note 1)	5,761,113	139	3,213,678	321	(460)	-	-	-
Balance at December 31, 2021	6,246,844	625	3,213,678	321	2,799,534	(34,600)	(1,905,376)	860,504
Issuance of common stock for cash	503,380	50	-	-	810,195	-	-	810,245
Receipt of subscription receivable	-	-	-	-	-	35,000	-	35,000
Net loss	-	-	-	-	-	-	(1,019,811)	(1,019,811)
Balance at March 31, 2022	6,750,224	675	3,213,678	321	3,609,729	400	(2,925,187)	685,938
Issuance of common stock for cash	784,627	79	-	-	1,455,021	-	-	1,455,100
Net loss	-	-	-	-	-	-	(1,614,945)	(1,614,945)
Balance at June 30, 2022	7,534,851	754	3,213,678	321	5,064,750	400	(4,540,132)	526,093
Issuance of common stock for cash	1,813,957	181	-	-	3,132,419	-	-	3,132,600
Net loss	-	-	-	-	-	-	(2,121,300)	(2,121,300)
Balance at September 30, 2022	9,348,808	$935	3,213,678	$321	$8,197,169	$400	$(6,661,432)	$1,537,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSq.)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2023	2022
	As Restated
Cash Flows from Operating Activities
Net loss	$(47,647,611)	$(4,756,056)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	2,004,319	477,405
Share based compensation	2,095,889	-
Realized gain on short term investment	(173,644)	-
Change in fair value of convertible notes	14,571,109	-
Change in fair value of warrant liabilities	7,783,000	-
Change in fair value of earn-out liabilities	(450,000)	-
Noncash lease expense	129,216	13,042
Interest expense	58,455	-
Changes in operating assets and liabilities:
Accounts receivable	(67,604)	-
Prepaid expenses and other assets	(681,471)	(124,066)
Deposits	(70,202)	(5,463)
Inventory	(1,476,085)	-
Accounts payable	2,597,462	90,788
Accrued expenses	2,845,964	73,898
Deferred revenue	199,304	22,196
Operating lease liabilities	(130,429)	(8,822)
Net cash used in operating activities	(18,412,328)	(4,217,078)

Cash flows from Investing Activities
Software development costs	(1,840,066)	(1,058,672)
Purchases of short-term investments	(10,049,870)	-
Proceeds from the sale of short-term investments	10,223,514	-
Purchases of intangible assets	(86,600)	-
Purchases of property and equipment	(113,065)	(21,465)
Net cash used in investing activities	(1,866,087)	(1,080,137)

Cash flows from Financing Activities
Proceeds from convertible notes payable	22,500,000	-
Proceeds from reverse recapitalization	18,104,194	-
Repayment of subscription payable	(400)	-
Issuance of common stock	2,600,125	5,433,365
Net cash provided by financing activities	43,203,919	5,433,365
Net increase in cash and cash equivalents	22,925,504	136,150
Cash and cash equivalents, beginning of period	2,330,405	399,403
Cash and cash equivalents, end of the period	$25,255,909	$535,553

Supplemental Cash Flow Information
Promissory notes, inclusive of accrued interest, converted to equity	$37,294,023	$-
Initial recognition of Earn-out liability	$2,400,000	$-
Acquisition of warrant liability	$8,816,500	$-
Prepaid expenses assumed in connection with Business Combination	$2,570,594	$-
Liabilities assumed in connection with the Business Combination	$92,929	$-
Liabilities paid through the trust	$1,778,672	$-
Stock for stock transfer	$1,334,858	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSq.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

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

Note 2 - Correction of Previously Issued Financial Statements

In connection with the preparation of the Company’s unaudited condensed consolidated financial statements for the year ended December 31, 2023, management identified a classification error, between financing activities and operating activities in the Company’s unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2023 included in the Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2023 and 2022 which the Company filed with the SEC on November 14, 2023. The Company previously classified cash outflows associated with transaction costs incurred in connection with the Business Combination as a financing activity.  Based on the predominance principle in ASC 240, Statement of Cash flows, the Company determined that these cash outflows should be classified within operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows (the “correction”). The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is material to the unaudited condensed consolidated financials taken as a whole.

The correction had no impact on the unaudited condensed consolidated balance sheets, the unaudited condensed consolidated statements of operations or the unaudited condensed consolidated statements of change in stockholders’ equity.

The impact of the restatements on the line items within the previously reported Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 previously filed in the Original Report is as follows:

	Nine Months Ended September 30, 2023
	As Reported	Adjustment	As Restated
Operating Activities
Prepaid expenses and other current assets	$(2,017,390)	1,335,919	$(681,471)
Accounts payables	$8,648,290	(6,050,828)	$2,597,462
Accrued expenses	$4,268,432	(1,422,468)	$2,845,964
Net cash used in operating activities	$(12,274,951)	(6,137,377)	$(18,412,328)

Financing Activities
Transaction costs incurred in connection with the Business Combination	$(6,137,377)	6,137,377	$-
Net cash provided by financing activities	$37,066,542	6,137,377	$43,203,919

Cash and cash equivalents, end of period	$25,255,909	—	$25,255,909

Note 3 - Liquidity (restated)

Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $47,647,611 and $4,756,056 for the nine months ended September 30, 2023 and 2022, and had negative cash flows from operations of $18,412,328 and $4,217,078 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had aggregate cash and cash equivalents of $25,255,909 and net working capital of $27,147,810. In conjunction with the consummation of the Business Combination, the Company received proceeds totaling $34,938,880 in July 2023, after giving effect to Colombier’s stockholder redemptions and before payment of transaction expenses, which will be utilized to fund operations and the Company’s growth plans. The Company believes that as a result of the Business Combination its existing cash and cash equivalents, as well as proceeds received from the Business Combination, will be sufficient to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.

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

Note 4 - Summary of Significant Accounting Policies

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

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record third-party logistics provider fees paid as an expense. These fees are recorded as shipping and handling expenses within cost of goods sold and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct the third-party logistics provider to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to logistic providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, fulfills the goods to the customer and can limit quantities or stop selling the goods at any time.

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

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic, ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 10) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For the Public Warrants, quoted market price will be used as the fair value as of each relevant date.

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

Capitalized Software

The Company capitalizes costs related to the development of its internal accounting software and certain projects for internal use in accordance with ASC 350 - Intangibles - Goodwill and Other. The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method. Software development costs expensed and not capitalized, which are included in research and development expense in the accompanying condensed consolidated statements of operations, were $80,244 and $34,776 for the three months ended September 30, 2023 and 2022 and $1,015,540 and $139,199 for the nine months ended September 30, 2023, and 2022, respectively. The gross capitalized software development costs included in intangible assets in the accompanying condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, were $4,016,771 and $2,177,053, respectively.

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

Level 1 - Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

On February 23, 2023, the Company acquired the assets of EveryLife by way of a stock for stock exchange (See Note 6 “Asset Acquisition”). The assets acquired have been recorded at their relative fair value based on a valuation obtained by the Company using the market approach.

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

Note 5 - Recapitalization

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

Public and private placement warrants

The Public Warrants issued in the IPO and 5,700,000 warrants issued in connection with private placement at the time of Colombier’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see Note 10).

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

Note 6 - Asset Acquisition

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

The following table presents the acquisition date fair value of the asset acquired:

Assets acquired:
Balance - January 1, 2023	$-
Issuance of common stock at fair value	1,334,850
Balance - March 31, 2023	1,334,850
Legal costs capitalized	42,611
Balance - September 30, 2023	$1,377,461

Note 7 - Intangible Assets, Net

The following table summarizes intangible assets, net:

	Useful Life	September 30, 2023	December 31, 2022
Capitalized software development costs	1-5 years	$4,016,771	$2,177,053
Purchased technology	1-15 years	72,488	28,500
Brand name	10 years	1,377,461	-
Total intangible assets		5,466,720	2,205,553
Less: Accumulated amortization		(2,934,657)	(937,880)
Total intangible assets, net		$2,532,063	$1,267,673

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
$2,532,063

Note 8 - Leases

Since inception, the Company has entered into three leases for office suites in California, two were short-term and one lease was long-term and expires in 2024. Termination of the lease is prohibited unless there is a violation under the lease agreement. The lease has escalating payments from $15,538 per month to $16,719 per month. In determining the length of the lease term, the Company determined there was no embedded extension option. At lease commencement date, the Company estimated the lease liability and the right-of-use assets at present value using the Company’s estimated incremental borrowing rate of 10.5%

Additionally, in October 2023, the Company has entered into a new sublease in Florida, which will become the new headquarters (see Note 16).

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

Note 9 - Convertible Promissory Notes

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

Note 10 - Warrant Liabilities

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

Note 11 - Related Parties

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

Note 12 - Share Based Compensation

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
$2,095,889

Note 13 - Fair Value Measurements

We account for certain liabilities at fair value and classify these liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Liabilities subject to fair value measurements are as follows:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant liabilities - Public Warrants (1)	$-	$-	$7,992,500	$7,992,500
Warrant liabilities - Private placement warrants (1)	-	-	8,607,000	8,607,000
Earn-out liabilities (2)	-	-	1,950,000	1,950,000
Total liabilities	$-	$-	$18,549,500	$18,549,500

(1)	Public Warrants and Private Placement Warrants were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.
(2)	The fair value of the earn-out liabilities was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

The following table presents the changes in fair value of the public and private placements warrants:

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Liability at beginning of the period	$-	$-
Assumed in the Business Combination	8,816,500	8,816,500
Change in fair value	7,783,000	7,783,000
Balance as of September 30, 2023	$16,599,500	$16,599,500

The following table presents the changes in fair value of the earn-out liabilities:

	For the three months ended September 30, 2023	For the nine months ended September 30, 2023
Liability at beginning of the period	$-	$-
Assumed in the Business Combination	2,400,000	2,400,000
Change in fair value	(450,000)	(450,000)
Balance as of September 30, 2023	$1,950,000	$1,950,000

Note 14 - Segments

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

As of September 30, 2023, the Company’s operating and reportable segments include:

●	Marketplace: PSQ has created a marketplace platform to access consumers that are drawn to patriotic values. The Company generates revenue from advertising revenues.

●	Brands: The first wholly-owned brand is EveryLife, Inc., which generates revenue from online sales of diapers and wipes.

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

Note 15 - Commitments and Contingencies

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

Note 16 - Subsequent Events

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

Correction of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the Correction, as more fully described in Note 2 - Correction of Previously Issued Financial Statements to the Company’s accompanying unaudited condensed consolidated financial statements contained elsewhere in this Amendment. For further details regarding the Correction, see “Explanatory Note” and Part I, Item 4, “Controls and Procedures” contained in this Amendment.

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

For a description of our revenue recognition policies, see Note 4, Summary of Significant Accounting Policies, in our condensed consolidated financial statements.

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

NM* - Percentage change not meaningful.

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

Comparison of the Nine Months Ended September 30, 2023 (restated) and 2022

The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

	For the nine months ended September 30,
	2023	2022	Variance
	As restated
Net cash used in operating activities	$(18,412,328)	$(4,217,078)	$(14,195,250)
Net cash used in investing activities	(1,866,087)	(1,080,137)	(785,950)
Net cash provided by financing activities	43,203,919	5,433,365	37,770,554

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $18.4 million compared to $4.2 million used in operating activities during the nine months ended September 30, 2022. The increase in cash used in operating activities was due to an overall increase in operating expenses, resulting in an increased net loss of $42.9 million (which includes the change in fair value of Notes of $14.6 million, and change in fair value of the warrants of $7.8 million). This was offset with an increase in non-cash expenses of $1.5 for depreciation and amortization and share based compensation of $2.1 million. Also offsetting this was an increase in cash provided by operating assets and liabilities of $3.2 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for nine months ended September 30, 2023 was $43.2 million compared to $5.4 million provided by financing activities for the nine months ended September 30, 2022. The increase was primarily due to $22.5 million of proceeds from the issuance of Notes, $18.1 million of proceeds from the reverse recapitalization and $2.6 million of proceeds from the issuance of Private PSQ Common Stock.

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

The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 4 to our Interim Unaudited Condensed Consolidated Financial Statements for the three- and nine-month period ended September 30, 2023 included elsewhere in this report. Our critical accounting policies are described below.

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

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record third-party logistics provider fees paid as an expense. These fees are recorded as shipping and handling expenses within cost of goods sold and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct the third-party logistics provider to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to logistic providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, fulfills the goods to the customer and can limit quantities or stop selling the goods at any time.

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary. As of September 30, 2023, the Company has not deemed it necessary to record a reserve.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic, ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 10) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

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

Recent Accounting Pronouncements

See Note 4, Summary of Significant Accounting Policies, to our condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 as well as Private PSQ’s financial statements for the year ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including controls surrounding the preparation of the unaudited condensed consolidated statement of cash flows. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2023 through September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a result of closing of the Business Combination on July 19, 2023, the risk factors previously disclosed Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Company’s Registration Statement on Form S-1 (File No. 333-273830) initially filed with the SEC on August 9, 2023, as amended. Any of these factors could result in a significant or material adverse effect on the Company’s results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair the Company’s business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in the Company’s future filings with the SEC. See updates to the following risk factors in connection with the restatement:

We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures.

As a public company trading on the NYSE, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business accounting, auditing and regulatory requirements and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still early in the process of generating a mature system of internal controls and integration across business systems. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, harm our operating results and subject us to litigation and claims arising from material weaknesses in our internal controls and any resulting consequences, including restatements of our financial statements. See “Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.”

Management identified a material weakness in our internal control over financial reporting as of December 31, 2023 that required us to restate the financial statements in our third quarter Form 10-Q.  If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, materially and adversely affect our business and operating results and subject us to litigation and claims.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary to provide reliable financial reports and reduce the risk of fraud. We continue to evaluate measures to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If any new material weaknesses are identified in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim consolidated financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable NYSE listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We have encountered difficulties with growth and change. If we fail to address these difficulties in assessing data usage, if the personnel handling our accounting, auditing or finance function fail to perform at an appropriate level for a public company, or if other weaknesses in internal controls are detected, it may be determined that we have a material weakness. In addition, most of our employees who work within our accounting, auditing and financial reporting functions have limited to no experience managing a publicly traded company and have limited to no experience implementing, monitoring and enforcing the internal financial, auditing and accounting controls for a publicly traded company. The identification of a material weakness could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate any possible material weaknesses, primarily by implementing additional review procedures within our accounting, auditing and finance department, hiring additional staff, designing and implementing information technology and application controls in our financially significant systems, and, if appropriate, engaging external auditing and accounting experts to supplement our internal resources in our computation and review processes. While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate either of the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that may lead to a restatement of our consolidated financial statements or cause us to fail to meet our reporting obligations.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we expect to need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, as well as subject us to litigation and claims, any of which would require additional financial and management resources. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Additionally, if our revenue and other accounting, auditing or tax systems do not operate as intended or do not scale with anticipated growth in our business, the effectiveness of our internal controls over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting, auditing or tax systems and associated reporting could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

The consummation of the Business Combination resulted in gross proceeds of $176.1 million, reflecting use of proceeds to pay for redemptions to public stockholders.

The funds from the Business Combination were used for: (i) redemptions to public stockholders - reflected in the gross proceeds of the Business Combination; (ii) cash to balance sheet; and (iii) payment of fees and expenses. The direct and indirect fees and expenses incurred were approximately $33.7 million. As of July 19, 2023, we added $18.1 million as cash to our balance sheet.

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

(c) Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q/A.

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated as of February 27, 2023, by and among Colombier Acquisition Corp., PSQ Holdings, Inc., Colombier-Liberty Acquisition, Inc., and Colombier Sponsor LLC in its capacity as Purchaser Representative thereunder (incorporated herein by reference to Annex A to the Proxy Statement/Prospectus filed on June 30, 2023).
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2023)
4.1	Warrant Agreement, dated June 8, 2021, between Colombier and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.1 to Colombier’s Current Report on Form 8-K filed on June 11, 2021).
10.1	Amended and Restated Registration Rights Agreement, by and among PSQ Holdings, Colombier Sponsor LLC and certain security holders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2023).
10.2#	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 25, 2023).
10.3#	PSQ Holdings, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 25, 2023).
10.4#	PSQ Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 25, 2023).
10.5#	Employment Agreement, between PSQ Holdings, Inc. and Michael Seifert, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on July 25, 2023).
10.6#	Employment Agreement, between PSQ Holdings, Inc. and Sebastian Harris, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on July 25, 2023).
10.7#	Employment Agreement, between PSQ Holdings, Inc. and Bradley Searle, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on July 25, 2023).
10.8#	Non-Competition and Non-Solicitation Agreement, between PSQ Holdings, Inc. and Michael Seifert, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on July 25, 2023).

10.9#	Non-Competition and Non-Solicitation Agreement, between PSQ Holdings, Inc. and Sebastian Harris, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on July 25, 2023).
10.10#	Non-Competition and Non-Solicitation Agreement, between PSQ Holdings, Inc. and Bradley Searle, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on July 25, 2023).
10.11	Engagement Letter Agreement between PSQ Holdings, Inc. and Farvahar Capital LLC, dated August 13, 2023 (incorporated herein by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on November 14, 2023).
10.12#+	Separation Agreement between PSQ Holdings, Inc. and Sebastian Harris, effective as of August 25, 2023 (incorporated herein by reference to Exhibit 10.14 to our Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-273830) filed with the SEC on September 8, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ Holdings, Inc.

Date: March 14, 2024		/s/ Michael Seifert
	Name:	Michael Seifert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2024		/s/ Bradley Searle
	Name:	Bradley Searle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)