Form 10-K
period 2023-12-31
PSQ Holdings, Inc.
filed 2024-03-14
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $267.5 million based on the closing price per share of the registrant’s Class A common stock, on June 30, 2023, as reported by the New York Stock Exchange. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2024, there were 25,073,575 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and 3,213,678 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2024 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K of PSQ Holdings, Inc. are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties (some of which are beyond our control) and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including risks and uncertainties that could delay, divert or change these expectations, and could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

This report contains market data and industry forecasts that were obtained from industry publications. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this report is generally reliable, such information is inherently imprecise and subject to change.

All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely on the forward-looking statements we make or that are made on our behalf as predictions of future events. We undertake no obligation and specifically decline any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We encourage you to read the management’s discussion and analysis of our financial condition and results of operations and our consolidated financial statements contained in this Annual Report on Form 10-K. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements, projections and estimates.

ii

PART I

Item 1. Business

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “PSQ,” “PSQH,” “we,” “us,” “PublicSquare” the “registrant” or the “Company” refer to PSQ Holdings, Inc. and its subsidiaries (as applicable).

On February 23, 2023, PSQ completed a stock-for-stock transaction to purchase 100% of the outstanding shares of EveryLife, Inc. (“EveryLife”), a Delaware corporation, in exchange for 1,071,229 shares of common stock, par value $0.001 per share, of Private PSQ (“Private PSQ Common Stock”).

On July 19, 2023 (the “Closing Date”), we consummated the transactions contemplated by that Agreement and Plan of Merger, dated as of February 27, 2023 (the “Merger Agreement”), each by and among PublicSq. Inc. (f/k/a PSQ Holdings, Inc.), a Delaware corporation (“Private PSQ”), Colombier Acquisition Corp., a Delaware corporation (“Colombier”), Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Colombier (“Merger Sub”), and Colombier Sponsor, LLC (the “Colombier Sponsor”), a Delaware limited liability company, in its capacity as purchaser representative, for the purposes set forth in the Merger Agreement, which, among other things, provided for the merger of Private PSQ into Merger Sub with Private PSQ surviving the merger as a wholly owned subsidiary of Colombier (the “Business Combination”). At the closing of the Business Combination (the “Closing”), Colombier changed its name to “PSQ Holdings, Inc.”.

Our Business

We are a values-aligned platform where users with traditional American values can connect with and patronize business members whose values aligned with their own. Users are able to search for and shop businesses offering products and services both locally and online. The PSQ platform is accessible through the web and mobile devices. Since our nationwide launch in July 2022, we have become the largest values-aligned platform of pro-America businesses and consumers.

Our Values

We are passionate about our mission and that passion guides everything we do. We believe that the Platform is the leading widely accessible repository dedicated to empowering like-minded, patriotic Americans to discover and support companies that share their values. As a company, we strive to connect consumer members with a wide selection of values-aligned and patriotic business members from a wide variety of industries. In order for a new business to join the Platform, a representative of that business must agree that the business will respect the following five core values (the “five core values”) that we strive to uphold and promote within our community:

●	We are united in our commitment to freedom and truth — that’s what makes us Americans.

●	We will always protect the family unit and celebrate the sanctity of every life.

●	We believe small business members and the communities who support them are the backbone of our economy.

●	We believe in the greatness of this Nation and will always fight to defend it.

●	Our constitution is non-negotiable — government isn’t the source of our rights, so it can’t take them away.

These five core values are the foundation of our Company’s vision, which connects the consumer members and business members who use the Platform to promote their voice through their purchasing power, or ‘vote with their wallet’.

The Platform

We are free-to-use for users, who can use the Platform to search for and shop from values-aligned business members both locally and nationally. The types of business members found on the Platform currently include, among others, retailers and other merchants, restaurants, banks and other service providers.

The PSQ platform (the “Platform”) can be accessed through two primary means:

●	Mobile application — Our mobile app is available for both iOS and Android-based devices.

●	Web — Users can access the Platform at PublicSquare.com.

Business owners from a wide array of industries, offering a myriad of products and services, can host their business listing on the Platform directory at no cost. Users using the Platform can then identify and patronize these business members. Users are able to review our five core values on the Platform. By accepting the terms and conditions of our application, business members confirm that they have reviewed our five core values and affirm that they will respect these values. We believe that having our business members confirm that they respect our five core values, helps ensure platform mutual trust in order to drive consumer and business satisfaction and retention. We ensure that our business members respect our five core values by having our team routinely review business member profiles and other advertising materials and content on the Platform to ensure that they do not upload any content that we believe does not respect our five core values. Users are encouraged to send reviews and report to our support team if they come across businesses who should be considered noncompliant in relation to our values. When we find noncompliant business members who do not support our five core values, we confirm the validity of the feedback and determine the best course of action with the business member, which may include contacting the business member directly, or removing the business member from the Platform. When joining the Platform, business members upload their respective profiles to be included in the Platform directory at no cost. In addition, they can advertise their services on the application platform, which increases their exposure to the consumer members in our network, for a monthly fee. They can also sync their products in order for users to purchase their product on the app.

For users, our user-friendly app provides different tabs where they can find both local and online business members. The Platform categorizes products and services into industries including but not limited to: coffee & tea, clothing, outdoor recreation, shooting, and vitamins and supplements. Each business profile provides information about the business, such as its location, a description of services and/or products provided by such business, and, in many cases, contact information and a PSQ-specific discount code, if applicable. Users are able to purchase products, bookmark favorite businesses, and share business profiles. A link to each business’ website, when available, is also provided to facilitate ease of shopping by interested consumer members if the business is not set up for e-commerce capabilities.

Our Business Model

Digital Advertising — We currently generate revenue from digital advertising fees from both local and national advertisers. Business members advertising on the Platform pay monthly or purchase certain items a la carte to advertise, with a tiered pricing system. By advertising their services on PSQ, business members can increase their exposure to users on the Platform. All advertisers we conduct business with are listed on the Platform and are required to affirm that they respect our five core values.

Business to Business (“B2B”) Revenue —

Through a B2B initiative that we are in the process of further developing, we currently collaborate with multiple business members on the Platform that primarily serve other business members through revenue sharing arrangements pursuant to which we receive referral fees in the form of commissions based on the dollar amounts of transactions between the business members we connect through our B2B referral initiative. The business members with which we have such relationships currently include, but are not limited to telecommunications, recruiting services, and business and marketing services. We vet these members for quality and values-alignment by researching the business members through publicly available data to assess their public reputation. We then refer them to our business network and either receive fees representing a percentage of the revenue earned by our business members through the relationships that we facilitate or place their advertising in an email distributed to PSQ business members.

E-Commerce Transactional Revenue — We launched e-commerce capabilities on the Platform in November 2023, which provide in-app shopping capabilities with discounts for the PSQ community. The Platform allows consumer members to purchase products and services provided by business members directly on our app and further facilitate and ease their experience, from which we realize transaction-based revenue fees.

Direct to Consumer (“D2C”) — We are also in the process of developing networks and relationships to facilitate future direct-to-consumer sales of products which we expect to offer to consumer members through the Platform under our own brands (including our EveryLife brand name). We believe that the level of consumer member demand observed based on utilization of the Platform to date suggests that there is untapped potential to create and sell our own branded products to our customer base, and the success of EveryLife is proof. We believe that our existing (and growing) consumer member base represents an opportunity for us to reach and sell branded products with minimal marketing spend due to our established primary customer acquisition channel on the Platform directory. We launched our first D2C product, disposable diapers and wipes, in July 2023 under our pro-family “EveryLifeTM” brand.

Our Constituents and Engagement

Consumer members/users

Our consumer members are like-minded Americans who desire to discover and support business members that share their values. As of December 31, 2023, on the Platform we have more than 1.6 million active consumer members (defined as unique consumer membership accounts for which we have received all required contact information and which have not been deactivated or deleted since our reception) and more than 75,000 business members from a wide variety of industries.

Business members

The business members that choose to participate on the Platform are required to affirm that they agree to respect our five core values. As of December 31, 2023, over 75,000 business members have joined the Platform and our MoM business growth rate (as measured the number of business members that have joined the Platform as of the last day of each month) was 13% for the period from July 1, 2022, through December 31, 2023. Business members listed on the Platform directory come from a diverse group of industries, including but not limited to retailers and other merchants, restaurants, banks and service providers.

Advertisers

While it is free for a business to sign up for the Platform, during the signup process, business owners are asked if they would like to increase their exposure throughout the Platform by purchasing paid advertising. Our monthly advertising packages are offered at different price points depending on the selected features including but not limited to: category promotion, promoted products, ad placements on the “Shop” tab, push notifications, and email advertising to our consumer members.

Brand Customers

EveryLife’s key demographic comprises mothers in their early thirties, navigating parenthood with multiple children. These moms are fervent about supporting companies that mirror their values, placing a strong emphasis on family priorities. In response to a growing discontent with baby brands supporting abortion and progressive causes, EveryLife emerges as a solution, filling a significant market gap.

D2C Brand

Overview

EveryLife is a direct-to-consumer baby care company founded in 2023 with a mission to provide premium products to every miraculous life. Every baby is considered a gift from God and deserves love, protection, and celebration. EveryLife is committed to its core values, ensuring product quality, and demonstrating generosity by donating diapers and wipes to moms in need. This commitment has quickly set EveryLife apart, elevating both its brand and products. Since its launch in July 2023, EveryLife has been delivering high-performing and price-accessible products that align with the values of our consumers.

Our Products and Services

●	Diapers: EveryLife’s diapers use high-performance flow channel technology for faster absorption and 12-hour leak protection. EveryLife diapers are carefully made to limit and eliminate harsh chemicals to help protect baby’s developing brain and body. EveryLife’s diapers are made without fragrances, dyes, lotions, latex, parabens, phthalates, or elemental chlorine.

●	Wipes: EveryLife’s baby wipes are made with 99% purified water and with only five, clean ingredients. EveryLife baby wipes are made without harsh chemicals, alcohol, fragrance, parabens, dyes, lotions, PEG ingredients, or plastics.

●	With EveryLife’s auto-renew service, parents can have their premium products delivered to their doorstep every month. With a simple text, parents can edit, pause, or cancel their orders at any time, providing the ultimate experience of convenience.

Customers and Markets

EveryLife’s key demographic comprises mothers in their early thirties, navigating parenthood with multiple children. These moms are fervent about supporting companies that mirror their values, placing a strong emphasis on family priorities. In response to a growing discontent with baby brands supporting abortion and progressive causes, EveryLife emerges as a solution, filling a significant market gap.

EveryLife caters to mothers seeking more than just baby care products – they are actively seeking brands that share their values. Positioned as a choice for those making conscious decisions in favor of life-affirming principles, EveryLife contributes to the development of a parallel economy. This concept involves consumers actively supporting businesses that align with their values, and EveryLife, in conjunction with its parent company PSQH, plays a vital role in shaping this distinctive marketplace. By doing so, EveryLife becomes more than just a provider of baby care items; it becomes a symbol of choice for a community of like-minded mothers actively shaping a marketplace aligned with their shared values.

Competition

EveryLife faces competition from a diverse range of players, including both direct-to-consumer companies and retail-exclusive brands. While the quality of EveryLife’s products aligns with that of other well-established diaper brands in households, what sets EveryLife apart is its unique emphasis on pro-life values. Unlike many competitors, EveryLife is singularly dedicated to leading with these values, making it a distinctive choice for consumers who prioritize such principles in their purchasing decisions.

While competitors often extend their offerings beyond diapers and wipes, EveryLife recognizes the importance of catering to a broader spectrum of baby essentials. In response to this, EveryLife is committed to consistently introducing new products, ensuring that parents who share their values can find a comprehensive range of baby essentials under the EveryLife brand. This strategic expansion aims not only to satisfy consumer needs but also to position EveryLife as more than just a diaper company – it aspires to become a trusted brand synonymous with comprehensive baby care.

By evolving into a one-stop-shop for various baby care products, EveryLife seeks to redefine its identity from a mere diaper company to a holistic baby brand. This strategic shift not only aligns with the diverse needs of parents but also strengthens EveryLife’s competitive standing within the dynamic landscape of the baby care industry. As a result, the brand aims to resonate more profoundly with consumers who seek not only quality products but also a shared set of values when it comes to caring for their little ones.

Marketing Strategy

EveryLife’s marketing strategy centers around values-aligned messaging and user acquisition, communicating the mission to protect and celebrate life while providing premium products for every baby. This message is disseminated through various channels, including social media, the PublicSquare app and email list, field marketing, influencer marketing, and digital advertising.

The grassroots Ambassador Program has successfully enlisted nearly 700 moms across the United States who are dedicated to spreading EveryLife’s mission in their communities, local churches, and pregnancy centers.

Manufacturers/Supply Chain & Operations/Third Party Logistics

EveryLife manages a North American-based supply chain of highly qualified, third-party manufacturing and logistics partners to produce and distribute EveryLife products. EveryLife partners with manufacturing partners who are committed to quality, Current Good Manufacturing Practices (“cGMPs”), sustainability, and innovation. EveryLife conducts quality audits of third-party manufacturing partners and requires that they follow EveryLife’s quality standards of controlled documentation, cleaning and safety protocols, and laboratory controls. EveryLife’s third-party manufacturing and fulfillment partners are located in various locations including the United States and Mexico. EveryLife’s Operations team manages these third-party relationships and processes.

EveryLife’s distribution network includes multiple warehouses in the United States with direct-to-consumer (“D2C”) fulfillment capabilities and value-added services. The fulfillment centers are operated by third party logistics (“3PL”) service providers. EveryLife manages inventory by forecasting demand, analyzing product sell-through, and analyzing supply chain with manufacturers to ensure sufficient capacity to support demand.

Product Development

EveryLife is embarking on an exciting expansion beyond diapers and wipes to broaden its product offerings. The first addition to our range will include scented and unscented soaps and lotions, meticulously crafted to be gentle, clean, and proudly made in the USA. This extension aims to enhance the overall baby care experience, catering to the diverse needs and preferences of our discerning customers.

In our continuous commitment to providing premium products, EveryLife is set to introduce training pants as the next expansion. This strategic move allows us to further extend our reach and cater to the evolving needs of families. By diversifying our product line, we position ourselves as more than just a diaper company; we are becoming a comprehensive baby brand, dedicated to offering high-quality essentials that parents can trust.

This expansion is not a one-time endeavor but part of a larger strategy to establish EveryLife as a dynamic and growing player in the baby care industry. Our commitment to meeting the needs of our customers drives us to continuously launch new baby essentials. As we identify opportunities and trends in the market, EveryLife is poised to introduce innovative products that align with our values and resonate with the evolving needs of families.

Team

EveryLife is a vibrant team consisting of three co-founders and a dedicated staff of ten individuals. These team members expertly handle key roles across diverse departments, including finance, operations, marketing, creative, customer support, and strategic partnerships. Each department plays a pivotal role in ensuring the seamless operation and growth of EveryLife, working cohesively to bring our mission to fruition.

As a wholly owned subsidiary of PSQH, EveryLife operates within a synergistic relationship, strategically collaborating to advance the concept of the parallel economy. This partnership allows us to leverage the strengths and resources of PublicSquare, enhancing our ability to create a meaningful impact within the market.

Our co-founders and employees collectively share a passion for EveryLife’s mission, working tirelessly to provide premium products that align with our values. This collaborative effort not only solidifies our position as a dynamic player in the baby care industry but also underscores our commitment to contributing to the development of a parallel economy alongside our parent company, PSQH. Together, we are focused on building a brand that resonates with consumers who prioritize values-driven choices in their purchasing decisions.

Our Competitive Strengths

We believe that the collective expertise of our team, our vision and the strength of the platform we are building, taken together with the following competitive strengths, will allow us to successfully build our business and capitalize on our large market opportunity. We believe we are the only patriotic marketplace that is operating at scale and launching wholly owned subsidiaries that fill the gaps for our users and business members.

●	First Mover Advantage:

●	We view PSQ as the first business, at scale, to address the concerns and needs of our target consumer and business members through an online platform oriented towards patriotic Americans inspired to build a parallel economy. We have observed that many consumers are increasingly disenchanted with large corporations that have embraced non-traditional, progressive ideas and policies and would prefer to re-allocate more of their dollars to business members who do not stand in opposition to their views and values. At the same time, businesses that also share these traditional American values are seeking to attract new customers; our values-aligned platform allows these business members to get exposure to our consumer member base. We are unique in that it is a leading mission-driven platform focused on connecting patriotic Americans with like-minded business members. We believe our differentiated platform allows consumer members to feel confident when shopping on the Platform that they are directing their dollars to business members that share similar values to theirs. We further believe that the growth in the number of business members and consumer members using the Platform that we have experienced since our nationwide launch in July 2022 demonstrates that there is significant demand for a values-aligned platform like us. We “sing a different tune” than many other major e-commerce platforms and businesses in the United States and we believe this differentiation will work to our advantage.

●	Value Proposition for Users:

●

We provide users using the Platform the ability to search for and shop with business members that share their traditional American values. We aim to serve this large unaddressed market with our high-quality Platform of values-aligned products and business members, along with our wholly owned subsidiaries such as EveryLife.

●	Value Proposition for Business Members:

●	By connecting business members with like-minded consumer members, we are able to fill a gap in the market that we believe has been purposefully ignored by our larger competitors. We are uniquely situated to provide this connection and bond that can help support small and medium sized American business members sharing traditional values.

●	Mutually Reinforcing Business Model:

●	The Platform serves as an ecosystem designed to connect patriotic consumer members with values-aligned business members to create trust-driven transactions between consumer members and business members. We, in turn, utilize data from the Platform to identify the needs of our users and businesses which we can fill through launching or acquiring wholly owned subsidiaries that provide solutions. The more we are able to provide high quality products to our users and business members, the more the reach of the Platform can grow.

Our Growth Strategy

We are currently focusing on the following areas to drive our growth:

●

Continue to Innovate and Improve the Platform Offering — We are continuously looking to improve the Platform functionality and user experience, and to add new features and technologies to improve the Platform and value proposition. In February 2023, we introduced an improved user interface and user experience that we expect will continue to serve our existing app users, attract new app users to the Platform and grow application engagement with the availability of the e-commerce interface. In November 2023, we rolled out an enhanced e-commerce platform, where our consumer members are able to purchase products from our business members directly through our app and through which we realize transaction-based revenue fees through purchases being made using the Platform.

●

Expand Our Outreach Program — Growth in our consumer member base is an important driver for our business’ growth, and we believe that there is a significant opportunity to expand the number of consumer members and business members using the Platform. Through the PSQ Outreach Program, we are collaborating with over 1,200 highly influential individuals, as of February 29, 2024, who serve as our ambassadors and influencers to raise awareness about and advocate for the Platform and our five core values. We believe that our Outreach Program is key to growing our awareness and presence in the digital world. Participating influencers share their positive interactions with the Platform and the various experiences connecting with patriotic business members that use the Platform. Through media outreach, our ambassadors are able to actively onboard new business and consumer members on the Platform. We actively seek to continue growing this program.

●	Expand Our Branded D2C Product Offerings — We introduced our first branded D2C products, disposable diapers and wipes offered under our pro-family “EveryLifeTM” brand in July 2023 and expect to expand and diversify our branded D2C offerings in areas where we believe there is significant existing market need or opportunity going forward. We believe these brands will enable us to fill gaps within consumer spending through our established primary customer acquisition channel.

●	Increase Monetization on the Platform — We are still in the early stages of monetization on the Platform and believe there are many avenues for sustained revenue growth that may be available to us in the future through the Platform and the network of connections that it allows us to establish and grow. We are currently focused on near-term goals in two main areas — scaling our digital advertising business and developing new revenue streams, such as our e-commerce integration and the development and launch of B2B products and the expansion of our D2C product offerings.

●	Pursue Value-Enhancing Acquisitions — In order to fully capitalize on opportunities within our addressable market, as well as to further expand the Platform and offerings, we intend, over time, to pursue value-enhancing acquisitions as they become available in the future. In so doing, we intend to focus on like-minded business members that respect our five core values, complement our values-aligned platform, and fulfill demand from our consumer members and business partners.

We also expect to further scale the scope and form of our advertising and marketing efforts, as briefly described below. One path we are pursuing to further scale our advertising business involves further improving advertising products and tools, organizing and growing our sales force, and investing in media agency and channel partner relationships. We are continuing to invest in our self-serve advertising platform, which will provide the ability for business owners to purchase an advertising package directly from our website and manage their own advertising content. We believe these additions will improve ad relevance and effectiveness. Business owners will have greater control of their own experience, as well as further success measurement. We intend to gain efficiencies in scaling and will be able to focus our salesforce on attracting and retaining larger enterprise partners, with opportunities to upsell and partner with them in more meaningful ways.

We expect that our ongoing product investments will allow us to enable and capture potential new revenue in small business and e-commerce offering for goods and services.

●	Other growth strategies:

●	Increase our marketing, sales, and business development initiatives to attract new customers and create financial partnerships.

●	Continue to hire highly competent, hardworking, ethical executives and personnel based on merit.

●	Exploit our proprietary data and utilize to provide high-quality services to our consumer base.

●	Lower operating costs. We are focused on developing and implementing efficiencies to decrease the acquisition cost of consumer members and business members. Additionally, we expect that, as we scale operations, our staff will become more efficient in various aspects of operations and maintenance such that we can reduce operating costs.

Acquisition of Credova

Credova Merger Agreement

On March 13, 2024, we entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub” and, together with PSQ, the “Buyer Parties”), Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement.

Structure of the Transaction

Pursuant to the Credova Merger Agreement, on March 13, 2024, the transactions which are the subject of the Credova Merger Agreement were consummated (the “Closing”) and Merger Sub merged with and into Credova (the “Merger”), with Credova surviving as a wholly-owned subsidiary of PSQ. In connection with the Merger, each share of Credova was converted into the right to receive newly-issued shares of our Class A common stock (“Class A Common Stock”), delivered to the Credova stockholders at the Closing (“Credova Stockholders”).

Merger Consideration

As consideration for the Merger, Credova stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. Assuming they are not subject to indemnity claims, the Escrow Shares remaining in escrow upon the 12-month anniversary of the Closing will be released and distributed pro rata to the former stockholders of Credova.

Note Exchange

Prior to the execution of the Credova Merger Agreement, Credova, PSQ and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the Closing, the Participating Noteholders delivered their subdebt notes of Credova for cancellation,, in exchange for newly-issued replacement notes issued by PSQ, convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes have 9.75% simple interest per annum and ten-year maturity dates.

Pursuant to the terms of the Replacement Notes, at any time after the Closing, Participating Noteholders may elect to convert their Replacement Notes into a number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 4.63641, subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus (i) between the Closing and the first anniversary of the Closing, 120% of the then outstanding principal amount, (ii) between the first anniversary and the second anniversary of the Closing, 105% of the then outstanding principal amount and (iii) after the second anniversary of the Closing, the then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A Common Stock if the daily volume-weighted average trading price of the Company Class A Common Stock exceeds 140% of the Conversion Price on each of at least ten consecutive trading days during the twenty trading day period prior to notice of such required conversion.

Credova Subdebt Notes not exchanged for Replacement Notes at Closing were cancelled following payment in full in cash.

Lock-Up Agreement

Concurrently with the execution of the Credova Merger Agreement, Credova Stockholders and recipients Replacement Notes entered into lock-up agreements pursuant to which they will be subject to trading restrictions and restrictions against selling short or hedging PSQ securities for a period of 12 months after the Closing.

Employment Agreements

As a condition to the Closing, certain key employees of Credova entered into and delivered employment agreements to become employees of the Company or subsidiaries thereof from and after the Closing.

Non-Competition and Non-Solicitation Agreement

Concurrently with the execution of the Credova Merger Agreement, Credova stockholders and certain key employees of Credova entered into a non-competition and non-solicitation agreement with the Company and Credova (the “Non-Competition and Non-Solicitation Agreements”), pursuant to which they will agree not to compete with Credova during the two-year period following the Closing and not to solicit employees or customers of Credova.

Registration Rights Agreement

Concurrently with the execution of the Credova Merger Agreement, PSQ, Credova Stockholders and recipients of Replacement Notes entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will be obligated to file a registration statement to register the resale of the Consideration Shares and the shares issuable upon conversion of the Replacement Notes within a certain period after the Closing, upon demand by holders of a majority of the registrable securities. The Registration Rights Agreement also provides for certain additional demand registration and “piggy-back” registration rights, subject to certain requirements and conditions.

Description of Credova’s Business

Overview

Credova assists consumers, lenders, and retailers in offering point-of-sale financing products. Credova has developed and maintains an internet-based proprietary retail finance platform and related application programming interfaces (“APIs”) through which Credova, certain FDIC and NCUA insured financial institutions, and other financial institutions authorized by Credova (each a “Financing Partner”), and merchants can dynamically offer certain financing products (collectively, the “Services”).

Credova’s offerings fall into four main categories: (i) Merchant-originated products; (ii) Bank Partner-originated closed-end installment loans; (iii) Credova-originated loan products; (iv) Zero-interest installment product (“Pay-in-4”).

The Services and products offered by Credova promote convenience in the borrowing community by providing interest bearing and non-interest bearing financial products that cover the majority of the credit spectrum. Credova’s proprietary software and application offers consumers a near frictionless application process with high-quality security to protect the consumer’s information. Financing products are facilitated and signed through Credova’s internet-based platform and closed and funded by Credova or a Financing Partner. Credova relies on a third-party servicer to service its financing products. Credova intends to comply with all applicable state and federal statutes and regulations. Credova has adopted rigorous compliance policies and procedures, engages in regular internal and external audits of its practices, and has implemented a schedule of continuous learning and training for its employees.

Market

Credova’s Services allow merchants to offer point of sale financing options for the purchase of consumer goods online and in store. The intended market includes consumers making purchases from retailers with a focus on those in the outdoor recreation industry and others. The creditworthiness of consumers is largely determined based on credit scores provided by national credit reporting agencies and other proprietary underwriting criteria.

Marketing

Credova operates Credova.com, which provides information to potential retailer partners about the benefits of partnering with Credova. In addition, Credova looks for retail partners by utilizing an in-house sales team, referrals, and online marketing. Credova provides merchants with compliant advertising and other marketing content that will advertise the retailer’s products and the financing solutions facilitated by Credova. These campaigns include email, web banners, and display ads.

Corporate Information

Credova is a Delaware limited liability company organized in 2018 with its principal office location in Bozeman, Montana.

Our Technology

Our investments in technology are currently focused on the following areas: business solutions, cloud infrastructure and development principles.

●	Business Solutions — Our proprietary Content Management System (“CMS”) is the core our business toolset, powering our advertising products, content technology stack and reporting capabilities. Built with flexibility in mind, our CMS consists of content targeting and delivery engines. These capabilities serve all of our paying business members.

●

Cloud Infrastructure — We continually invest in the underlying technology platform that powers all of the Platform and services. From its inception, our infrastructure was built to be cloud-native, applying well-tested design patterns with distributed systems that are linearly scalable and highly flexible. We currently utilize a large third-party cloud service provider to support the Platform needs.

●	Development Principles — Execution, quality, velocity and autonomy are core pillars of our engineering culture. We employ agile development processes and techniques combined with continuous integration (“CI”) and continuous deployment (“CD”) to empower our teams to rapidly improve our products and the platforms that power them. Leveraging data generated by the usage of our products is a priority in how we develop, test and iterate to continually improve the user experience and build our future product roadmap. Moreover, we build our products to be accessible and functional in both web and mobile app environments.

Intellectual Property

Our intellectual property includes trademarks, copyrights and trade secrets. In addition, the Platform is powered by proprietary technology and certain open-source software. We rely on, and expect to continue to rely on, a combination of development, assignment, and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, and trade secret laws, to protect our brands, proprietary technology, and other intellectual property rights.

Marketing and Advertising

To date, a majority of our marketing and advertising activity has been conducted by our management team and employees, through our Outreach Program, earned media exposure, social media exposure, word of mouth growth, and guerrilla marketing (creating viral videos to capitalize on current events, engaging with content creators through superchats, press campaigns to support local business members, and culturally relevant merch drops). To a lesser extent, we also have prioritized digital advertising on platforms such as Rumble and Meta, and podcast advertising on shows such as Allie Stuckey’s “Relatable”, The “Charlie Kirk Show”, Steve Bannon’s “War Room”, and others.

Business to Business (“B2B”) Partnerships

As discussed above, we currently operate in partnership with multiple business members on the Platform that primarily serve other business members. These include, but are not limited to, telecommunications, recruiting services, and business and marketing services.

Product Development

Since our inception, we have focused on continuous improvement of the Platform and user experience, with our product and engineering teams working in an environment focused on efficiency and speed combined with end-user value. As we continue to grow, we believe it will be important to maintain and enhance this culture and scale our business as we look to bring new innovations to consumer members and business members.

Our product organization focuses on creating and improving digital products for all of our consumer members and business owners. As of December 31, 2023, we had over 1.6 million active consumer members (defined as unique consumer membership accounts for which we have received all required contact information and which have not been deactivated or deleted since our inception) and over 75,000 business members on the Platform, respectively. Using machine-learning and proprietary technology, we surface relevant business listings, keeping members informed while supporting growth for business members of all sizes.

Employees

As a mission-driven technology company, we believe our employees are our most valuable resource. As of December 31, 2023, we had 82 full-time employees (including employees of wholly-owned subsidiaries), all of whom are based in the United States. We believe we have good relationships with our employees. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate key employees and directors through the granting of share-based compensation awards.

Competition

We compete with, among other business members, traditional e-commerce platforms, business directories and online retailers, as well as some smaller competitors who also position themselves as values-aligned platforms. The competitive landscape in the app and website platform markets is complex and constantly evolving. There are participants of many different sizes with different operational capabilities, platform reach and financial resources. Some of the companies we compete with include but are not limited to Yelp, Angi, Etsy, and Amazon. Many of these companies are much larger and more well capitalized than we are. Other companies that position themselves as values-aligned platforms include New Founding and Mammoth Nation. We also compete with companies such as The Honest Company, Hello Bello, Huggies and Coterie, among others, with our current D2C offerings of disposable diapers and wipes that are sold under our “EveryLifeTM” brand. We compete with all of these companies to attract, engage, and retain consumer members and business members. We believe that we are a unique platform for value-aligned business members and consumer members who feel increasingly ignored or alienated by many of our competitors and who want to support patriotic, traditional pro-American business members that share their values, and that we can compete effectively on that basis. As we introduce future products, as the Platform evolves, or as other companies introduce new products and services, we may become subject to additional competition.

Government Regulation

We are subject to a number of U.S. federal and state laws and regulations, as well as foreign ones, that involve matters that are important to, or may otherwise impact, our business and that may affect companies conducting business on the internet, including, but not limited to, internet and e-commerce, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, product liability, intellectual property, consumer protection and warnings, import/export, marketing, taxation, privacy, data security, competition, arbitration agreements and class action waiver provisions, terms of service, and mobile application and website accessibility. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies in the United States and abroad, such as federal, state, and local administrative agencies. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business. See the section titled “Risk Factors — We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.” Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negatively publicity, or other harm to our business. As a result, we could be subject to actions based on negligence, various torts and trademark and copyright infringement, among other actions. See the sections titled “Risk Factors — If we infringe on the intellectual property (“IP”) of others, we could be exposed to substantial losses and face restrictions on our operations,” “Risk Factors — Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.” The varying and rapidly evolving regulatory framework on privacy and data protection across jurisdictions could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business. See “Risk Factors — Compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S., or industry practices may adversely affect our business.”

In the ordinary course of our business, we may process a significant volume of personal information and other regulated information from our users, employees and other third parties. Accordingly, we are, or may become, subject to numerous privacy and data protection obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to privacy and data protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), and the California Privacy Rights Act (“CPRA”).

The Platform facilitates online payments, including subscription fees, and therefore we will be subject to a variety of laws governing online transactions, payment card transactions and the automatic renewal of online agreements. In the U.S., these matters are regulated by, among other things, the federal Restore Online Shoppers Confidence Act (“ROSCA”) and various state laws.

Item 1A. Risk Factors

Investing in our Class A common stock involves risk. You should carefully consider the risks described below as well as all the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this Item 1A, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Class A Common Stock or Warrants and result in a loss of all or a portion of your investment:

●	We may not continue to grow or maintain our base of consumer and business members or advertisers and may not be able to achieve or maintain profitability.

●	Our recent and rapid growth in platform participants may not be sustainable or indicative of future performance.

●	The market for the Platform and services may not be as large as we believe it to be, presently or in the future.

●	We have limited experience with respect to determining optimal prices and pricing structure for our products and services, which may impact our financial results.

●	Our business faces significant competition, and if we are unable to compete effectively, our business and operating results could be materially and adversely affected.

●	The anticipated expansion of our operations, including in areas not part of our current operations, subjects us to additional risks that can adversely affect our operating results.

●	Our business depends on hiring, developing and retaining highly skilled and dedicated employees, and any failure to do so, could have a material adverse effect on our business.

●	Consumer tastes and preferences change over time and from time to time, as may public perception of us, which could be adversely affected by any negative publicity or reputational effects attributable to us or any of our affiliates or Outreach Program participants, which may impact our consumer and business members’ desire to utilize the Platform and materially affect our business and operating results.

●	If we cannot maintain our company culture as we grow, our success, business and competitive position may be harmed.

●	Our success depends on establishing and maintaining a strong brand and active engagement by business and consumer members and advertisers on the Platform, and any failure to establish and maintain a strong brand and member base, or adverse change in advertisers’ willingness to pay for advertising on the Platform, would adversely affect our future growth prospects.

●	Our five core values may not always align with the interests of our business or our stockholders.

●	Any failure by us to attract advertisers or any change in or loss of relationships with our existing advertisers or the amounts advertisers are able or willing to spend to advertise on the Platform could adversely affect our business and results of operations.

●	If member engagement by business or consumer members on the Platform fails to increase or declines, we may not be able to maintain or expand our advertising revenue and our business and operating results will be harmed.

●	Changes to our existing platform and services could fail to attract engagement by consumer and business members with, or advertising spending on, the Platform, which could materially affect our ability to generate revenues.

●	We may not be able to able to expand into or to compete successfully in one or more of the highly competitive business areas in which we anticipate expanding, including e-commerce and the B2B market, or recently expanded into, including the D2C market that we recently entered into with our launch of EveryLife in July 2023.

●	We are subject to payments-related risks.

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

●	We may in the future make acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.

●	We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.

●	We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks.

●

Management identified a material weakness in our internal control over financial reporting as of December 31, 2023.  If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	If we fail to adequately protect our proprietary intellectual property (“IP”) rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

●	Our business depends on continued and unimpeded access to our directory information and services on the internet, which in turn relies on third-party telecommunications and internet service providers.

●	We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.

●	The consumer finance and buy-now-pay-later (“BNPL”) industry has become subject to increased regulatory scrutiny, and Credova’s failure to manage Credova’s business to comply with new regulations would materially and adversely affect Credova’s business, results of operations and financial condition.

●	Credova’s results depend on prominent presentation, integration, and support of its platform by its merchants.

●	Current and future government regulations may negatively impact the demand for Credova’s merchants’ products and Credova’s operations and financial results.

●	We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures.

●	Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

●	The consumer finance and BNPL industry is subject to various state and federal laws in the United States and federal law concerning consumer finance, and the costs to maintain compliance with such laws and regulations may be significant.

●	Compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S., or industry practices may adversely affect our business.

●	We are a “controlled company” within the meaning of NYSE listing standards and comply with reduced corporate governance standards as a result.

●	Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

●	We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.

Risks Related to Our Financial Performance and Operation Risks Related to Our Business

We have a very limited operating history, which makes it difficult to evaluate our business and prospects.

We have a very limited operating history, which makes it difficult to evaluate our business and prospects or forecast our future results. We are subject to the same risks and uncertainties frequently encountered by new companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

●	market adoption of the Platform;

●	our ability to maintain and grow the Platform offerings, traffic, and engagement;

●	our ability to attract and retain consumers and business members and advertisers;

●	the success of our Outreach Program;

●	the amount of advertising we can attract to the Platform and the pricing of our advertising products;

●	the diversification and growth of our revenue sources beyond current sources, including our ability to successfully launch new products and realize revenues from increased e-commerce functionality on the Platform, including through consumer transactions executed in the Platform, and through the sale of our own D2C branded products;

●	our ability to grow and generate revenue from our B2B offerings once launched;

●	the development and introduction of new products, or services by us or our competitors;

●	increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive, and increased expenses we have incurred and will continue to incur as a public company;

●	legislation and regulation that forces us to change our content policies and practices (including those relating to our products, services and advertisements of our business members);

●	our ability to maintain and increase operating margins;

●	system failures or breaches of security or privacy;

●	competition in the markets in which we operate, and our ability to successfully compete; and

●	negative publicity we may encounter as we seek to grow our values-focused business.

To date, we have not generated significant revenues or achieved profitability, and may never generate significant revenues or become profitable.

We have incurred net losses since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $53.3 million and $7.0 million for the years ended December 31, 2023 and 2022. We generated revenue of $5.7 million and $0.5 million for the years ended December 31, 2023 and 2022. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in the Platform, as well as a result of our becoming a public company. Our efforts to grow our business may be more costly than we expect and may not result in increased revenue or growth in our business. We may be required to make significant capital investments and incur recurring or new costs, and our investments may not generate sufficient returns and our results of operations, financial condition and liquidity may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis or at all. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur net losses in the future, which may be substantial, and we may never be able to achieve or maintain profitability. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop the Platform. We will also face increased compliance costs associated with growth, the expansion of our business and consumer member base, and being a public company. Our efforts to grow our business may be more costly than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business may significantly decrease.

We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring platform consumers and businesses or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A Common Stock and Private Warrants to decline.

Inflationary pressures, particularly in the United States, could have a material adverse effect on our business, cash flows and results of operations. The U.S. economy is currently experiencing a bout of inflation, in part due to a collision of booming demand with constrained supply, forcing prices to rise. To combat inflation, the U.S. Federal Reserve as well as counterparts in other countries have made a series of aggressive interest rate hikes commencing in 2022 and extending into early 2023 in an attempt to cool global economies. Inflation did not have a significant impact on our results of operations for the years ended December 31, 2023 and 2022. We anticipate a material increase in cost of sales – services and cost of goods sold for at least the remainder of 2024, if not longer.

We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.

Since our inception, we have financed our operations and capital expenditures primarily through equity investments. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In addition, inflation rates in the U.S. have been higher than in previous years, which may result in higher costs of capital and constrained credit and liquidity. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates could impact our ability to access the capital markets. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or achieve profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures and consumer member demand.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our Class A Common Stock and Private Warrants could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our equity holders, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

●	develop or enhance our products;

●	to expand our sales and marketing and research and development organizations;

●	acquire complementary technologies, products or businesses;

●	expand operations in the United States or internationally;

●	hire, train, and retain employees; or

●	respond to competitive pressures or unanticipated working capital requirements.

Our failure to have sufficient capital to do any of these things could harm our business, financial condition, and results of operations.

Our past successful fundraising efforts do not guarantee long term liquidity, and we may be unable to obtain additional financing to fund the operation and growth of our business.

We may require additional financing to fund the operations or growth of our business but cannot guarantee that any such fundraising efforts will be successful and our past fundraising success should not be viewed as predictive of our ability to raise funds in the future. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business.

Our growth to date may not be sustainable or indicative of future performance.

We have experienced significant member growth in the number of business and consumer members participating on the Platform since our inception as Private PSQ in 2021. Our month over month (“MoM”) consumer member growth rate (as measured by the number of active consumer members as of the last day of each month) was 22% for the period from June 1, 2022 through December 31, 2023 and our MoM business growth rate (as measured by the number of business members that have joined the Platform as of the last day of each month) was 12% for the period from June 1, 2022, through December 31, 2023. Our growth has placed and is expected to continue to place significant demands on our management, financial, operational, technological and other resources. The growth and expansion of our business depends on a number of factors, including our ability to:

●	increase awareness of our brand and successfully compete with other companies that compete against us;

●	launch new lines of products, services and functionality, including the ability to conduct e-commerce transactions in the Platform and our ability to expand our D2C product offerings;

●	continue to innovate and introduce new offerings on the Platform;

●	maintain and improve our technology platform supporting our app-based platform;

●	identify and maintain key supplier and manufacturer relationships to support our D2C brands;

●	maintain quality control over our product offerings; and

●	expand the number of consumer and business members and advertisers using the Platform.

The growth and expansion of our business, including launching new offerings, products, services and functionality such as e-commerce and D2C product sales, has and will continue to place significant demands on our management, technology and operations teams and require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to expend substantial resources on:

●	sales and marketing efforts to increase brand awareness, further engaging our existing and prospective consumer and business members, and driving use of the Platform and sales of products and services through the Platform and supporting our D2C initiatives;

●	product innovation, development and/or acquisition, distribution, marketing and sales efforts;

●	technology platform maintenance to support sales of our products; and

●	general administration, including increased finance, legal, compliance and accounting expenses associated with being a public company.

Our investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to successfully execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy the expectations of consumer or business members or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of growth as an indication of our future performance or the rate of growth we may experience going forward or with respect to any new products or services we may introduce.

In addition, to support continued growth, we must effectively integrate, develop and motivate existing and new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we will need to offer competitive compensation and benefits packages. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In addition, we may face challenges in attracting employees whose values align with our own. The risks associated with a rapidly growing workforce may be particularly acute as we expand further into areas, such as the D2C market. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We will also be required to manage numerous relationships with various businesses, suppliers and vendors, service providers, ambassadors and influencers participating in our Outreach Program and other third parties. Further growth of our operations, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be materially adversely affected.

We may not be successful in growing or maintaining the base of users and business members that use the Platform.

In order to grow, we must attract, retain and engage our consumer and business members and advertisers on the Platform and maintain an active consumer member base. Our active members may not grow, and may decline which, in turn, may affect our continued ability to attract businesses and advertisers to the Platform.

If current and potential consumer members of the Platform do not perceive their experience with the Platform to be useful, or consider the information, services and products that are offered through the Platform directory to be relevant to their personal taste and interests, we may not be able to attract new consumer members, retain existing consumer members, recover past consumer members or maintain or increase the frequency and duration of consumer members’ engagement.

Our target demographic market is American consumers who desire to purchase products and services from businesses that share their patriotic, pro-American values. We also may not be able to penetrate our target demographic market in a meaningful manner to grow our number of members. When signing up for the Platform, businesses are required to confirm that they respect our five core values. The number of consumers or businesses who are willing to make such a confirmation may be less than we expect, potentially limiting the demand for the Platform. Further, a large portion of consumer or business members in the United States may not share our values. These factors may limit our ability to further increase our member base and attract advertisers. If we are unable to increase the base of consumers and businesses actively using the Platform, or if our members and advertisers do not believe the Platform provides them with sufficient value and utility, our business would be materially and adversely affected.

There are many other factors that could negatively affect member and advertiser growth, retention and engagement, including if:

●	new competitors enter the market with business models similar to ours;

●	competitors mimic our products or product features or create more engaging platforms or products, causing members to utilize their products instead of, or more frequently than, our products;

●	we do not provide a compelling member experience because of the decisions we make regarding our products or the type and frequency of products, services and advertisements that we display on the Platform;

●	the content (including products, services and advertisements of our business members) is not relevant to consumer members’ tastes or interests;

●	search queries by consumer members do not yield relevant results;

●	third parties do not permit or continue to permit their content to be displayed on the Platform;

●	consumer and business members have difficulty or are blocked from installing, updating or otherwise accessing the Platform on mobile devices or web browsers;

●	our adherence to our five core values results in business decisions that are not in our best financial interests;

●	there are changes in the amount of time consumer members spend across apps and platforms, including ours;

●	consumer and business members use or spend more time on other platforms that they feel are more relevant or engaging;

●	we are unable to provide engaging and relevant content on the Platform;

●	technical or other problems frustrate the consumer and business member experience, particularly if those problems prevent us from delivering our services in a fast and reliable manner;

●	we are unable to successfully educate consumer members on how to utilize new products and product features that we introduce, such as e-commerce shopping features;

●	unscrupulous manufacturers and suppliers attempt to counterfeit, pirate, sell, and gray market our authentic D2C product offerings, which would cause us to incur expenses to combat these attacks and could materially and adversely impact our business and harm our reputation;

●	consumer spending levels decrease due to increased inflationary pressures;

●	platform participants behave in ways that negatively affect public perception of the Platform;

●	changes in laws and regulations adversely affect our business;

●	we are unable to address member and advertiser concerns regarding the content, privacy and security of the Platform;

●	we are unable to combat spam, hostile, inappropriate, misleading, abusive or offensive content or usage of our products or services;

●	consumer members adopt new technologies that block our products or services or where our products or services may be displaced in favor of other products or services, or may not be featured or otherwise available;

●	our reputation, or public perception of us or persons associated with us;

●	third-party initiatives that may enable greater use of the Platform, including consumer discounts or rewards, are discontinued;

●	merchants exist on the Platform that do not provide consumer members with positive shopping experiences, for example, if products are not of the quality depicted on the platform or not readily available for purchase, are not priced competitively or for other reasons do are not in line with changing consumer preferences;

●	there are macro level conditions that are beyond our control, such as national or regional economic or political conditions within the United States that affect our member base and that cause consumer members to spend less time on the Platform; or

●	Any failure to increase or any decrease in member growth, retention or engagement would render the Platform less attractive to consumer and business members or advertisers, and would materially harm our business, revenue and financial results.

The market for the Platform and services may not be as large as we believe it to be.

We believe the market for our values-aligned platform is substantial, but it is still relatively new, and it is uncertain to what extent or how widespread market acceptance of the Platform will be or how long such acceptance, if achieved, may be sustained. Our success will depend on the willingness of people to widely adopt the PSQ experience, values and the products and services that we offer through the Platform. If the public does not perceive our products and services sold through the Platform to be beneficial, or chooses not to adopt them as a result of concerns regarding privacy, accessibility, or for other reasons, including an unwillingness to confirm that they respect our five core values or as a result of negative incidents or experiences they encounter through the Platform, or instead opt to use alternatives to the Platform, then the market for the Platform may not continue to grow, may grow slower than we expect, or may not achieve the growth potential we expect, any of which could materially adversely affect our business, financial condition, and results of operations.

Our business depends on hiring, developing and retaining highly skilled and dedicated employees, and any failure to do so, including turnover in our senior management and other key personnel, could have a material adverse effect on our business.

We strive to attract, motivate, and retain team members in the West Palm Beach, Florida market who share a dedication to our five core values and vision, but given the increasingly competitive market for talent, we may not be successful in doing so. Our hiring requirements and employees seeking work elsewhere could impair our ability to meet the demands of our customers and could harm our business especially due to a prolonged gap in skills in the marketplace. Other companies, including competitors, may be successful in recruiting and hiring team members away from us, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the economy.

None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be very positive. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate select employees, executive officers and directors through the granting of share-based compensation awards and cash-based performance bonus awards. If these plans do not successfully incentivize our potential and current employees to join and stay with us, we may experience difficulties meeting the demands of our business and consumer members, which could harm our business and operating results.

If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to our ability to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be harmed.

Our success depends on establishing and maintaining a strong brand and base of business and consumer members of the Platform, and any failure to establish and maintain a strong brand or member base would adversely affect our future growth prospects.

Since our inception as private PSQ in 2021, we have developed what we believe is a strong brand and base of business and consumer members. Growing, maintaining, protecting and enhancing the “PSQ” brand is critical to expanding our base of business and consumer members and advertisers and increasing the frequency with which they use the Platform. We believe that sustaining a favorable reputation for our brand and platform will depend largely on our ability to maintain consumer trust in our solutions and in the quality and integrity of the directory content and other information found and products and services offered through the Platform. We believe that having our business members confirm that they respect our five core values helps ensure platform mutual trust in order to protect our brand and drive consumer and business satisfaction and retention. In addition to having our business members confirm our five core values, we verify and vet our business members for quality and values-alignment by researching the businesses through search engines to assess their public reputation and conducting diligence calls with the businesses. If we do not successfully continue to grow and maintain a strong brand, our business would be adversely affected.

In addition, we have received and expect to continue to receive a high degree of media coverage, including social media coverage, around the world. If such media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding us (or if public perception of us becomes less favorable for any other reason, including shifts in consumer tastes or preferences or other factors, many of which are outside of our control), such coverage could damage our reputation in the industry and with current and potential business and consumer members, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected.

Negative publicity or media coverage about us or persons or businesses associated with us could adversely affect our reputation and our business, results of operations and future growth prospects.

We have in the past and may in the future receive a high degree of media coverage around the world. Negative publicity or other changes in public perceptions about our company, including our technology, values and ideologies, sales practices, personnel or customer service, or regarding any of our ambassadors and influencers in our Outreach Program or others who publicly support our business, could adversely affect the growth of our business, our reputation or demand for the Platform, and diminish confidence in and the use of products and services sold through the Platform. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our business and consumer member base and advertisers and result in decreased revenue, all of which could adversely affect our business and financial results. In addition, any negative publicity could adversely affect the willingness of vendors, service providers and others to do business with us. Because of our industry and the growing use of social and digital media by consumers and third parties generally to disseminate and share information increases the speed and extent to which information, misinformation and opinions can be shared, negative publicity or other information affecting public perception of us, our brands or products on social or digital or other media could adversely affect, potentially swiftly and materially, our business, financial condition and results of operations.

Our success depends in part on the continued success of our Outreach Program which engages highly influential individuals to act as influencers and ambassadors to advocate for the Platform and our five core values. Any adverse publicity relating to our ambassadors and influencers, or the loss of their services, could adversely affect our success.

We partner with highly influential individuals to increase consumer awareness of the Platform and promote our five core values through our Outreach Program. Our success depends in part on the continued success of our Outreach Program, which engages influencers and ambassadors to promote the Platform. The reputation and popularity of the ambassadors and influencers participating in our Outreach Program has a significant impact on the success of the Outreach Program. Our Outreach Program may be negatively impacted by a number of factors, including the reputation and popularity of our ambassadors and influencers engaged in promoting us. Adverse publicity relating to an ambassador or influencer could adversely impact our revenues and results of operations as well as our ability to maintain or generate a consumer base. Additionally, a decline in the number of ambassadors and influencers or in their popularity, could adversely impact our success. We believe that maintaining and enhancing our Outreach Program is important to our business, financial condition and results of operations. If we fail to maintain and enhance the Outreach Program, or if excessive expenses are incurred in an effort to do so, our business, financial condition and results of operations could be materially and adversely affected.

The failure of our ambassadors, influencers or members of our senior management or Board to protect their reputation could have a material adverse effect on our business, reputation and image. Additionally, if any of our ambassadors, influencers or members of our senior management or Board develop a reputation that is misaligned with our five core values, it could have a material adverse effect on our business reputation and image.

The failure of our ambassadors, influencers or members of our senior management or Board to protect their reputation could have a material adverse effect on our business, reputation and image. Our success is partially dependent on the reputations of these individuals. The reputations of any of our ambassadors’, influencers’ or members of our senior management or Board may be harmed due to factors outside our control, including activities in which these individuals might engage in their personal capacities or on behalf of other endeavors in which they may be involved with, which could negatively impact our image and have a material adverse effect on our business.

Additionally, if any of our ambassadors, influencers or members of our senior management or Board develops a reputation that is misaligned with our five core values, it could have a material adverse effect on our business reputation and image. If any of these individuals express views that are incongruent with our five core values, it could have a material adverse effect on our business, including adversely affecting our relationships with our business partners or deterring others from doing business with us.

To the extent that our ambassadors, influencers or members of our senior management or Board cease to be appealing to consumer members, business members or advertisers or to our other business partners, or their reputation is adversely affected, the value of the brands they promote, and the sales of the related products produced by the promoted brands on the Platform, could be adversely affected and that adverse effect could be material. Damage to the reputations of our ambassadors, influencers or members of our senior management or Board could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to maintain or rebuild our reputation.

We have offered and intend to continue to offer incentives, including economic incentives, to influencers and ambassadors in our Outreach Program to join and promote the Platform, and these arrangements have involved and are expected to continue to involve fixed payment obligations or the issuances of equity that are not contingent on actual revenue or performance metrics generated by the applicable influencer, which may adversely impact our financial performance, results of operations and liquidity.

Our consumer and business member base and member engagement and advertiser growth are directly driven by the information and services available on the Platform. As part of our Outreach Program, we have partnered with a number of influential individuals to promote the Platform as influencers and ambassadors, which has enabled our significant platform growth. Our goal is to attract even more influencers and ambassadors to the Platform, further accelerating the Platform’s growth, and we have offered incentives, including economic incentives, to influencers and ambassadors to join our Outreach Program. These incentives have or may include cash incentives and equity grants. To the extent our revenue and/or member growth assumptions associated with any influencer or ambassador do not meet our expectations or realize our expected return on investment, our financial performance, results of operations and liquidity may be negatively impacted. In addition, to the extent any influencers, ambassadors, members of our management team, members of our Board, or others who are associated with or promote our business are the subject of negative publicity, such negative publicity or any relationship we have with any such person may adversely affect our business.

Certain content or communications by consumer or business members participating on the Platform could deter current or potential consumer and business members from using the Platform and adversely affect relationships with our business partners, and we may face negative publicity, litigation or other legal actions or other potential harm or liability as a result of that content, regardless of whether such content violated any law.

Consumer and business members participating on the Platform may make controversial communications as part of their business communications, whether on the Platform or in other settings. Any such content may result in negative publicity, regardless of whether such content violated any law. In addition, any such content, even if not generated by us, may expose us to the risk of litigation or other formal legal action or liability. We may be sued or face regulatory liability for claims relating to communications or information that is made available on the Platform, including, but not limited to, claims of defamation, disparagement, intellectual property infringement, or other alleged damages could be asserted against us. Additionally, such content could harm our efforts to attract and retain other consumer and business members and advertisers or result in other harm to our business.

Further, we must continually manage and monitor the Platform and detect violations of our terms of service. If a significant amount of conduct that violates our terms of service was not detected and remediated by us in a timely manner, or if a significant amount of information was perceived by members or the media to violate our terms of service, whether or not such perceptions were accurate, our brand, business and reputation could be harmed. This risk increases as the Platform continues to grow. In the event our members do not agree with our policies and procedures or their implementation, such members could decrease their usage of the Platform (or cease using us entirely), which could have a material adverse effect on our business or our results of operations for any period. Additionally, there is a risk that members will make communications that may be viewed as representing certain political viewpoints, leading to public perceptions that we endorse those viewpoints, regardless of whether or not such perceptions are accurate. There can be no guarantee that current or future negative publicity, complaints, allegations, political controversies, investigations or legal proceedings with respect to the Platform, even if baseless, will not generate adverse publicity that could damage our reputation. Any damage to our reputation could harm our ability to attract and retain business and consumer members.

Our five core values may not always align with the interests of our business or our stockholders.

We consider our five core values as a guide to the decisions we make, which we believe are essential to our success in increasing our business and consumer member and advertiser growth rate and engagement and in serving the best, long-term interests of both us and our stockholders. In the past, we have forgone, and may in the future forgo, certain expansion or revenue opportunities that we do not believe are aligned with our five core values, even if our decision may negatively impact our operating results. Decisions that we make based on our five core values that do not align with our business objectives or contribute to the economic value of shares of our capital stock to our stockholders may not result in the benefits that we expect, in which case our member engagement, business, operating results, and financial condition could be harmed.

We have a dual class multiple voting stock structure. Our Class A Common Stock, with one vote per share, is held by all of our stockholders other than our Founder who holds shares of our Class C Common Stock, which provides our Founder with voting control with respect to all matters to be voted upon by our stockholders (except for certain matters which require a supermajority vote or the approval of both the Class A Common Stock and Class C Common Stock voting as separate classes, with respect to which the holders of the Class C Common Stock will have sufficient voting power to prevent, but not on their own approve), so long as our Founder continues to hold shares of Class C Common Stock with the rights and preferences set forth in our Charter. Accordingly, our Founder exercises significant additional control over the direction of our business and the decisions we make as a result of his ownership of Class C Common Stock, and our Founder has significant influence over how we apply our five core values and any changes that that we may make to our core values in the future.

Any failure by us to attract advertisers or any change in or loss of relationships with our existing advertisers could adversely affect our business and results of operations.

For the years ended December 31, 2023 and 2022, more than half of our revenue was generated by the sale of advertising products. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must demonstrate to prospective advertisers of the benefits of our products, including those who may not be familiar with the Platform or the products and services offered by us or by business members participating on the Platform. In addition, we may incur costs to attract advertisers and these costs could be significant. We must also convince existing and prospective advertisers that our advertising products work to their benefit and achieve their desired return on investment. The universe of advertisers willing to advertise on the Platform may be more limited than may be the case for other platforms and marketplaces, as advertisers on the Platform are required to confirm that they respect our core values.

Our advertisers do not typically enter into long-term obligations to advertise on the Platform. In addition, we rely heavily on advertising spend by small and medium-sized local business members, which can have high failure rates and often have limited advertising budgets. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, lower priced competitors, perceptions that our advertising solutions are unnecessary or ineffective, declining advertising budgets, closures and bankruptcies. We must continually add new advertisers both to replace advertisers who choose not to renew their advertising or who go out of business, or otherwise fail to fulfill their advertising contracts with us, and to grow our business. Our advertisers’ decisions to renew will depend on a number of factors, including the degree of satisfaction with the return on their advertising investment in us and their ability to continue their operations and spending levels. If we are unable to attract new advertisers or if existing advertisers do not renew with us or if we experience significant advertiser attrition, our business, financial condition and results of operations would be harmed.

Additionally, most advertisers rely on tools that measure the effectiveness of their advertising campaigns in order to allocate their advertising spend among various formats and platforms. If we are unable to accurately measure the effectiveness of advertising on the Platform, or if we are unable to convince advertisers that the Platform should be part of their larger advertising budget, our ability to increase the demand and pricing of our advertising tools and maintain or scale our revenue may be limited or decline. Our ability to develop and offer products that accurately measure the effectiveness of an advertising campaign on the Platform is critical to our ability to attract new advertisers and retain, and increase spend from, our existing advertisers.

In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on the Platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute members’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on the Platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would limit cross-site and cross-device attribution, prevent measurement outside a narrowly-defined attribution window, and prevent advertisement re-targeting and optimization. Further, Apple introduced an App Tracking Transparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track business and consumer members’ actions off the Platform and connect user interactions with on-platform advertising. Similarly, Google recently announced that it plans to stop supporting third-party cookies in its Google Chrome browser. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our business and consumer members.

These restrictions and changes make it more difficult for us to provide the most relevant advertisements to our consumer members, as well as decrease our ability to measure the effectiveness of, re-target or optimize advertising on the Platform. Developers may release additional technology that further inhibits our ability to collect data that allows us to measure the effectiveness of advertising on the Platform. Any other restriction, whether by law, regulation, policy (including third-party policies) or otherwise, on our ability to collect and share data which our advertisers find useful or that further reduces our ability to measure the effectiveness of advertising on the Platform would impede our ability to attract, grow and retain advertisers. Advertisers and other third parties who provide data that helps us deliver personalized, relevant advertising may restrict or stop sharing this data and it therefore may not be possible for us to collect this data within the Platform or from another source.

We rely heavily on our ability to collect data and metrics to help new and existing advertisers understand the performance of advertising campaigns. If advertisers do not perceive our metrics to be accurate representations of our business and consumer members and user engagement, or there are inaccuracies in our metrics, advertisers may decrease or eliminate allocations of their budgets or resources to the Platform, which could harm our business, operating results, and financial condition.

If engagement by business members or users on the Platform fails to increase or declines, our revenue, business and operating results will be harmed.

The number of businesses and users that use the Platform and their level of engagement on the platform are critical to our success. We must continue to engage and retain existing business and consumer members on the Platform, as well as attract, engage and retain new business and consumer members. The number of business and users on the Platform may not continue to grow at the current growth rate in platform participation that we have experienced since inception, if at all, and it may even decline.

If current and potential business members and users do not perceive their experience with the Platform to be useful, the content generated on the platform to be valuable or relevant or the connections with businesses and users that may result from platform engagement to be worthwhile, we may not be able to attract new business members and users, retain existing business members and users or maintain or increase the frequency and duration of their engagement on the Platform. In addition, if our existing business members and users decrease the frequency or duration of their engagement or the growth rate or our business members and users base slows or reverses, we may be required to incur significantly higher marketing expenses than we currently anticipate in order to acquire new business members and users or retain current business and consumer members.

There are many factors that could negatively impact our ability to grow, retain and engage current and prospective businesses and consumer members, including, but not limited to:

●	users failing to migrate their engagement from or increasing their engagement with competitors’ platforms, products or services instead of, or more frequently than, the Platform;

●	changes in the amount of time users spend across all applications and platforms, including the Platform;

●	our failure to introduce platform enhancements that business members and users find engaging, or our introduction of new features, terms, policies or procedures, or making changes to the Platform, that are not favorably received by current or prospective business and consumer members;

●	decline in the quality or competitiveness of the businesses or products offered on the Platform;

●	technical or other problems frustrating the user experience, such as problems that prevent us from delivering our services in a fast and reliable manner;

●	business members and users having difficulty installing, updating or otherwise accessing the Platform on mobile devices or through the app or web browsers;

●	user behavior on the Platform changing;

●	decreases in user or business member sentiment due to questions about the quality or usefulness of the Platform, concerns about the nature of businesses, products and services or advertising content made available on the platform, concerns related to privacy, safety, security, well-being or other factors;

●	users become less able or willing to spend money on values-aligned products and services offered through the Platform;

●	changes mandated by legislation, government and regulatory authorities, or litigation that adversely impacts the Platform or consumer members;

●	changes to how we promote different features on the Platform;

●	public perception of us, the Platform or our members becomes less favorable or unfavorable due to actions by platform participants, changes in tastes and interests or other reasons;

●	initiatives designed to attract and retain members and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

●	if we, or other partners and companies or individuals with whom we have commercial or other relationships, or other participants in the industry, are the subject of adverse media reports or other negative publicity; or

●	if we are unable to preserve and enhance our brand and reputation as a trusted values-aligned platform.

Any decrease in member growth, retention or engagement could render our service less attractive to consumer or business members and advertisers, and could harm our business, operating results, and financial condition. In addition, business member affirmation of and adherence to our five core values is a critical feature of the Platform because we believe it demonstrates that the business members on the platform are actually values-aligned with us and our consumer members. If business members on the Platform are not correctly or accurately verified, or if our verification processes prove to be ineffective, it could result in distortion of perceived growth metrics or adverse member experiences. If we were to change our affirmation and adherence methods, that may adversely impact our ability to add new members or retain existing members and advertisers.

If we fail to generate and maintain a sufficiently high quality directory of business members on the Platform, we may be unable to provide users with the information they are looking for, which could negatively impact our traffic and revenue.

Our success depends on our ability to provide consumer members with the information they seek, which in turn depends on the quantity and quality of the business member directory information provided by us on the Platform. In addition, we may not be able to provide consumer members the information they seek if the information on the Platform is not up-to-date. If the Platform does not provide useful or current information about local business members, our brand and our business could be harmed.

If we are unable to provide consumer members with the information they seek, or if they can find equivalent or better content on other platforms, they may stop or reduce their use of the Platform, and traffic to our website and on our mobile app may decline. If our member traffic declines, our advertisers may also stop or reduce the amount of advertising on the Platform and our business could be further harmed.

We are subject to payments-related risks.

We accept payments using a variety of methods, including credit and debit cards. As we offer new payment options to our business and consumer members, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability.

We rely on third-party payment processors to process payments, refunds, and reimbursements made generally to us by business members subscribing to the Platform and consumer members using the Platform. Under our commercial agreements with these third-party payment processors, they may terminate the relationships with us. If one of these third parties terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we could incur substantial delays and expense in finding and integrating an alternative payment service provider to process payments from business members, and the quality and reliability of any such alternative payment service provider may not be comparable. Further, the software and services provided by these third parties may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Additionally, payment processing software is complex and involves automated processes implemented by us and third parties that we engage that can be misinterpreted or susceptible to errors. These risks have caused us, and may in the future cause us, to lose our ability to accept and account for online payments or other payment transactions, which could disrupt our business for an extended period of time, make the Platform less convenient and attractive to members, expose business members information to unauthorized disclosures and abuse, and adversely affect our ability to attract and retain business members, or materially adversely affect our business, financial condition, ability to forecast accurately, and results of operations.

If we are unable to maintain our chargeback or refund rates at levels that credit and debit card issuers and payment processors deem acceptable, these entities may increase fees for chargeback transactions or for many or all categories of transactions, may increase the rates of declining transactions, or they may terminate their relationship with us. Any increases in fees could adversely affect our operating results, particularly if we elect not to raise the prices for transactions on the Platform to offset the increase. The termination of our ability to process payments on any major credit or debit card or through certain online payment service providers or payment processors could significantly impair our ability to operate our business.

We may also be subject to or voluntarily comply with a number of other laws and regulations relating to money laundering, money transmission, international money transfers, privacy and information security, and electronic fund transfers. If we are found to be in violation of such applicable laws or regulations, we could be subject to civil and criminal penalties or forced to cease our payments processing services or otherwise make changes to our business practices.

Uncertain global macro-economic and political conditions could materially and adversely affect our results of operations and financial condition.

Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, war, terrorism, aging infrastructure, pandemics, energy and commodity prices, trade laws, election cycles and the effects of governmental initiatives to manage economic conditions. Current or potential business and consumer members may delay or decrease spending on our products and services sold through the Platform as their business and/or budgets are impacted by economic conditions. The inability of current and potential business and consumer members to pay us for products and services sold through the Platform may adversely affect our earnings and cash flows.

If we fail to maintain adequate operational and financial resources, we may be unable to execute our business plan or maintain high levels of service and member satisfaction.

We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Our organizational structure may become more complex as we scale our operational, financial, compliance and management controls, as well as our reporting systems and procedures, and expand internationally. As we continue to grow, we will face challenges of integrating, developing, training, and motivating a growing employee base and navigating a complex regulatory landscape. If we fail to successfully manage our anticipated growth and change, the quality of our products and services sold through the Platform may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain consumer and, business members and advertisers on the Platform.

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant drain on our management, consumer and business member experience, research and development, sales and marketing, administrative, financial, and other resources.

We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of consumer and business members and advertisers or members of the Platform, to further develop and enhance products and services sold through the Platform, and to expand into new areas and to scale with our overall growth. If additional investments are required due to significant growth, this will increase our costs, which may adversely affect our ability to become or remain profitable.

We may not be able to scale our systems, technology, or network infrastructure to ensure that the Platform is accessible.

It is important to our success that the Platform members be able to access the Platform at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to the number of members accessing the Platform simultaneously, and denial of service or fraud or security attacks. For example, we experienced two related outages in late May 2023 as a result of exceptionally high demand and traffic on our app, and the Platform was unavailable to business and consumer members for less than 24 hours. We took immediate remediation steps to ensure swift restoration of our app. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of the Platform, especially during peak usage times and as our solutions become more complex and our member traffic increases. If the Platform is unavailable when members attempt to access it or it does not load as quickly as they expect, members may seek other services to obtain the information for which they are looking and may not return to the Platform as often in the future, or at all. This would negatively impact our ability to attract members and advertisers and increase the frequency with which they use our website and mobile app. We expect to continue to make significant investments to maintain and improve the availability of the Platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Our disaster recovery program contemplates transitioning the Platform and data to a backup center in the event of a catastrophe. The Platform runs within a hybrid cloud service provider inside a virtual private cloud. It utilizes many managed services, as well as a mixture of elastic compute cloud. We currently use multiple availability zones within that region for fault tolerance, redundancy and high availability. We have not yet tested the procedure in full, and the transition procedure may take several days or more to complete. During this time, the Platform may be unavailable in whole or in part to our members.

We currently rely upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

We outsource substantially all of the infrastructure relating to our cloud-accessible products to third-party hosting services. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new consumers and business members or expand the usage of our existing business and consumer members, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure may be caused by human error, intentional bad acts, cybersecurity incidents, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our business and consumer members and could damage our reputation with current and potential business and consumer members, expose us to liability, cause us to lose business and consumer members or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to the Platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.

We rely on various information technology systems, including our licensed Sage-Intacct enterprise resource planning (“ERP”) system to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time, adequate training and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating adjoining systems to our current systems. Such changes or disruptions can have a material adverse impact in delivering financial information on a timely basis to the SEC and the public markets.

Our business depends on continued and unimpeded access to our directory information and services on the internet, which in turn relies on third-party telecommunications and internet service providers (“ISPs”). If we or those who engage with our content experience disruptions in such internet service for any reason, such as the failure of ISPs to provide reliable services, or if ISPs are able to block, degrade or charge for access to our content and services, we could incur additional expenses and the loss of traffic and advertisers.

Products and services sold through the Platform depend on the ability of members to access the Platform and the services available on the Platform via the internet. Currently, we rely on services from third-party telecommunications providers in order to provide services to our business members and their customers. In addition, we depend on ISPs to provide uninterrupted and error-free service through their networks. We exercise little control over these third-party providers, which increases our vulnerability to problems with the services they provide. Furthermore, telecommunications and ISPs have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers.

Moreover, when internet problems occur, it may be difficult to identify the source of the problem and confirm whether it is due to the acts and omissions of our service providers or another cause. Service disruption or outages, whether caused by our service, the products or services of our third-party service providers, or our business members or their customers’ equipment and systems, may result in loss of market acceptance of the Platform and any necessary repairs or other remedial actions may force us to incur significant costs and expenses.

Additionally, laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our products or offerings, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise adversely affect our business. We could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. For example, paid prioritization could enable ISPs to impose higher fees and otherwise adversely impact our business. Internationally, government regulation concerning the internet, and in particular, network neutrality, may be developing or may not exist at all. Within such an environment, without network neutrality regulations, we could experience discriminatory or anti-competitive practices that could impede both our and our business members domestic and international growth, increase our costs or adversely affect our business.

Engagement by consumer and business members on the Platform, and our ability to monetize the Platform depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control.

We make our content available across a variety of operating systems and through websites. We are dependent on the compatibility of our content with popular devices, desktop and mobile operating systems, and web browsers that we do not control, such as Android, and iOS. Any changes in such systems, devices or web browsers that degrade the functionality of our content or give preferential treatment to competitive content could adversely affect usage of our content.

A significant portion of our traffic accesses our content and services through mobile devices and, as a result, our ability to grow traffic, engagement and advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. A key element of our strategy is focusing on mobile applications (“apps”), and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile products, services and apps. We are dependent on the interoperability of our content and our apps with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. We may not be successful in maintaining or developing relationships with key participants in the mobile industry or in developing content that operates effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute and monetize our content, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and apps on mobile devices, limit the effectiveness of advertisements, give preferential treatment to competitive, or their own, content or apps, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or apps could adversely affect the consumption and monetization of our content on mobile devices. Additionally, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In the event that it is more difficult to access our content or use our apps and services, particularly on mobile devices, or if our members choose not to access our content or use our apps on their mobile devices or choose to use mobile products that do not offer access to our content or our apps, or if the preferences of our traffic require us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, advertising targeting and monetization could be harmed and our business and operating results could be adversely affected.

Real or perceived errors, failures or bugs in the Platform or our products could materially and adversely affect our operating results and growth prospects.

The software underlying the Platform and products is highly technical and complex. Our software has previously contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. In addition, errors, failures and bugs may be contained in open source software utilized in building and operating our products or may result from errors in the deployment or configuration of open source software. Some errors in our software may only be discovered after the software has been deployed or may never be generally known. Any errors, bugs or vulnerabilities discovered in our software after it has been deployed, or never generally discovered, could result in interruptions in platform availability, product malfunctioning or data breaches, and thereby result in damage to our reputation, adverse effects upon members, loss of consumer and business members and relationships with third parties, including social media networks, loss of revenue or liability for damages. In some instances, we may not be able to identify the cause or causes of these problems or risks within an acceptable period of time.

The loss of Michael Seifert, Our Founder, Chief Executive Officer and Chairman of the Board, or other key personnel, or failure to attract and retain other highly qualified personnel, could harm our business.

Our future success depends in large part on the continued services of senior management and other key personnel. In particular, we are dependent on the services of Michael Seifert, our Founder, Chief Executive Officer and Chairman of the Board, who is critical to the future vision and strategic direction of our business. We rely on our leadership team and key employees in the areas of engineering, sales and product development, design, marketing, operations, strategy, security, financial, legal and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that their employment could be terminated by us at any time, for any reason, and without notice. Conversely, employees may voluntarily terminate their employment at any time, for any reason, and without notice, and the risk of forfeiting equity incentives and/or losing other employee benefits might not be sufficient incentive for them to remain employed with us. We currently maintain key-person life insurance policies on all of our officers. If we lose the services of our senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel that we need, our business, operating results, and financial condition could be adversely affected.

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.

Changes in tax rates, changes in tax treatment of companies engaged in e-commerce, or the adoption of new tax legislation may adversely impact our financial results.

Due to shifting economic and political conditions in both the United States or elsewhere, tax policies, laws, or rates may be subject to significant changes in ways that impair our financial results. Various jurisdictions have enacted or are considering digital services taxes, which could lead to inconsistent and potentially overlapping tax regimes. In the United States, the rules dealing with federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the United States Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operates in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2023 and 2022, we had federal net operating loss (“NOL”) carryforwards of approximately $26.1 million and $3.1 million, respectively, which may be available to offset future federal income tax liabilities. The deductibility of such U.S. federal NOLs each year is limited to 80% of our taxable income for such year. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. We have not conducted a study to determine if any such changes have occurred that could limit our ability to use our NOL carryforwards. We may have experienced ownership changes in the past and the Business Combination is expected to result in an ownership change. As a result, our use of our U.S. federal NOL carryforwards will likely be limited. Any such disallowance may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

We hold a portion of our cash and cash equivalents that we use to meet our working capital needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

Although we generally seek to diversify our cash and cash equivalents across several financial institutions in an attempt to minimize exposure to any one of these entities, we currently hold, and in the future, may hold, a portion of our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) and Signature Bank were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. While we have taken and will continue to take steps to mitigate the risk of loss of or delayed access to all or a portion of our funds held at various financial institutions, if any financial institution in which we hold funds for working capital were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

The occurrence of one or more natural disasters, including and not limited to tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemics and endemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer member confidence and spending to decrease, which could adversely impact our operations.

Risks Related to Our Business Strategy and Industry

Our business faces significant competition, and if we are unable to compete effectively, our business and operating results would be adversely affected.

Competition among digital advertising platforms for engagement with our directory information, products and services by business and consumer members, consumers and advertisers is intense. We compete against many companies to attract engagement with the Platform including well-established companies that have far greater financial resources and much larger user bases than we have, and companies that offer a variety of internet and mobile device-based information, products and services. As a result, it will require significant effort on our part to attract engagement away from our competitors and our competitors’ platforms may take a variety of actions to retain existing or acquire new platform engagement at the expense of the growth of engagement on the Platform, which would negatively affect our business. We believe that our ability to compete effectively for platform engagement will depend upon many factors both within and beyond our control, including:

●	the willingness of business and consumer members to adopt our values-aligned platform and support our mission;

●	the popularity, usefulness and reliability of the Platform information, and of the products and services sold through the Platform, as compared to that of our competitors;

●	the timing of introduction and market acceptance of the products and services offered through the Platform;

●	the continued expansion and adoption of products and services sold through the Platform;

●	our ability, and the ability of our competitors, to develop new products and enhancements to existing services;

●	our ability, and the ability of our competitors, to attract, develop and retain influencers and ambassadors for our Outreach Program;

●	our ability to generate revenues from our current and anticipated platform offerings;

●	our ability to attract business members to advertise on the Platform;

●	the frequency, relative prominence and appeal of the business members and advertising displayed by us or our competitors;

●	public perceptions about the predominance of certain political viewpoints on the Platform, regardless of whether those perceptions are accurate;

●	changes mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation;

●	our ability to attract, retain and motivate talented employees;

●	the costs of developing and procuring new services and products, relative to those of our competitors;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

●	our reputation and brand strength relative to our competitors.

We also face significant competition for advertiser spend. We compete against online and mobile businesses and traditional online directories and platforms, for advertising budgets. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, including through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of our larger competitors have substantially broader content, product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. Further, we expect that our core values will not appeal to all advertisers, and that as a result the universe of advertisers willing to advertise on the Platform may be more limited than may be the case for other platforms and marketplaces. We will need to continue to innovate and improve the monetization capabilities of the Platform in order to remain competitive. We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:

●	the willingness of advertisers to confirm that they respect our core values;

●	the size and composition of our user base relative to those of our competitors;

●	our advertising targeting capabilities, and those of our competitors;

●	the timing and market acceptance of our advertising content and advertising products, and those of our competitors;

●	our marketing and selling efforts, and those of our competitors;

●	public perceptions about the predominance of certain political viewpoints on the Platform, regardless of whether those perceptions are accurate;

●	the pricing for our advertising products and services relative to those of our competitors;

●	the return our advertisers receive from our advertising products and services, and those of our competitors; and

●	our reputation and the strength of our brand relative to our competitors.

We have limited experience with respect to determining the optimal prices and pricing structures for our products and services, which may impact our financial results.

We expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in spending levels by our consumer and business members and advertisers generally, changes in product mix, pricing studies or changes in how data analytics are employed by organizations. Similarly, as we introduce new products and services, we may have difficulty determining the appropriate price structure for future products and services sold through the Platform, including because we may pursue business lines or enter markets in which our current management team has limited prior experience. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new members and advertisers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling products and services through the Platform to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.

The expansion of our operations, including in areas not part of our current operations, subjects us to additional risks that can adversely affect our operating results.

We foresee further expansion of our operations as part of our growth strategy. Our current and foreseeable operations subject us to a variety of risks, including:

●	challenges recruiting and retaining talented and capable management and employees;

●	competition from other companies with significant market share in those markets and with better understanding of demand;

●	difficulties in enforcing contracts, collecting accounts receivables, and longer payment cycles;

●	challenges complying with varying securities and competition laws and regulations in other countries;

●	differing regulatory and legal requirements and possible enactment of additional regulations or restrictions, which could delay or prevent the use of our services in some jurisdictions;

●	transaction risk, which may negatively affect our revenue, cost of net revenue, and could result in exchange losses;

●	heightened exposure to political instability, war, pandemics and terrorism; and

●	overlapping of different tax regimes.

Any of these risks could harm our operations and reduce our sales, adversely affecting our business, operating results, financial condition and growth prospects.

Changes to our existing platform and services could fail to attract engagement with the Platform and advertisers or fail to generate revenue.

We expect to introduce changes to our existing platform over time and from time to time, and these changes may be significant. For example, in November 2023 we launched the e-commerce functionality on the Platform. In addition, in July 2023, we commercially launched our first D2C product offering, disposable diapers and wipes, under our pro-family “EveryLifeTM” brand. We continue to evaluate additional D2C opportunities and expect to expand and diversify our branded D2C offerings in areas where we believe there is significant existing market need in the future. The success of the Platform and enhancements we make depend substantially on consumer member tastes and preferences that change in often unpredictable ways. If the Platform enhancements fail to increase engagement on the Platform and attract advertisers, we may fail to generate sufficient revenue or operating profit to justify our investments in these enhancements, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, which do not directly generate revenue but which we believe will enhance our attractiveness to consumer and business members on the Platform, as well as advertisers. In the future, we expect to invest in new platform innovations, products, services, and initiatives to generate revenue, but there is no guarantee these approaches will be successful or that the costs associated with these efforts will not exceed the revenue generated. If our strategic initiatives do not enhance our ability to monetize our existing platform or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.

If we fail to successfully capitalize on our new e-commerce functionality or new D2C product offerings, introduce new platform innovations or expand effectively into new markets, our revenue and our business may be harmed.

A key element of our growth strategy depends on our ability to develop and market new products that appeal to our consumer members. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. There can be no assurance that we will successfully develop and market new products that appeal to consumer members. For example, product designs we develop may not contain the product attributes desired by our consumer members. Any such failure, including any failure by our e-commerce functionality to gain market acceptance or generate meaningful transaction activity and revenue or any failure of our D2C branded consumer product initiative, may lead to a decrease in our growth, sales and ability to achieve profitability, which could materially adversely affect our business, financial condition, results of operations and prospects.

Additionally, the development and introduction of new products may require substantial marketing expenditures, which we may be unable to recoup if new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business, financial condition, results of operations and prospects could be adversely affected.

We may not be able to expand into or to compete successfully in a highly competitive D2C market.

The D2C product markets in which we have recently begun to operate and hope to operate in the future are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We may face significant barriers to market entry and competition from both established, well-known legacy consumer packaged goods (“CPG”) players and other emerging D2C brands. We compete and expect to continue to compete based on various product attributes including values-aligned branding, effectiveness, affordability and design, as well as our ability to establish direct relationships with our consumers members through the Platform.

Many of our current and potential competitors have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. Many also have longer operating histories, established supply chains, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue, margins and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the ecommerce or retail channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.

We expect competition in the D2C product markets to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:

●	the size and composition of our consumer member base;

●	the number of products that we offer and feature across the Platform;

●	consumer member demand for products sold by values-aligned business members;

●	our information technology infrastructure;

●	the quality and responsiveness of our customer service;

●	our selling and marketing efforts;

●	the quality and price of the products that we offer;

●	the convenience of the shopping experience that we provide on our app;

●	our ability to identify and partner with key suppliers and manufacturers;

●	our ability to distribute our products and manage our operations; and

●	our reputation and brand strength.

If we fail to enter into and compete successfully in this market, our business, financial condition, results of operations and prospects could be adversely affected.

The D2C market is subject to unique risks related to payment, which, if realized, could adversely impact our business, financial condition and results of operations.

The introduction and sale of our D2C branded products will likely require us to accept online payments using a variety of methods, including credit cards, debit cards, gift cards, and other forms of payment. As a result of offering such payment methods, we may become subject to regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as the risk of payment fraud. For certain payment methods, including credit and debit cards, we may incur interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We would need to rely on third parties to provide certain PSQ-branded payment methods and payment processing services, including the processing of credit cards and debit cards. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. For example, payment processing for our recently launched D2C disposable diaper and wipe products under our pro-family “EveryLifeTM” brand is provided by a third-party payment processer which allows customers to pay using a variety of methods. We may also be subject to payment card association operating rules if we elect to process our own payments in the future, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with these rules or requirements, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, subject to fines and higher transaction fees, and loss of our ability to accept credit and debit card payments from our business and consumer members, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

We would also be subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy, data use, data protection, data security, data localization, network security, consumer protection, and electronic fund transfers. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.

The D2C model may expose us to significant inventory risks.

The sale of our D2C branded products, including our recently launched disposable diaper and wipe products under our pro-family “EveryLifeTM” brand, may expose us to significant inventory risks that may adversely affect our operating results, as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, warranty claims, recalls, changes in consumer and business member demand and spending patterns, changes in consumer member tastes with respect to our products, and other factors. Despite our best efforts, we may not be able to accurately predict these trends and avoid overstocking or understocking D2C products we would manufacture and sell. Demand for products can change significantly between the time inventory or components are ordered and the date of sale. In addition, if we begin selling or manufacturing a new D2C product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components requires significant lead-time and prepayment and they may not be returnable. Any one of the inventory risk factors set forth above may adversely affect our operating results.

We may in the future make acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.

In order to expand our business, we have made and expect to continue to make acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:

●	difficulties in integrating and managing the operations, personnel, systems, technologies, and products of the companies we acquire;

●	diversion of our management’s attention from normal daily operations of our business;

●	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

●	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

●	our inability to increase revenue from an acquisition;

●	increased costs related to acquired operations and continuing support and development of acquired products;

●	our responsibility for the liabilities of the businesses we acquire;

●	potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;

●	adverse tax consequences associated with acquisitions;

●	changes in how we are required to account for our acquisitions under U.S. generally accepted accounting principles (“GAAP”), including arrangements that we assume from an acquisition;

●	potential negative perceptions of our acquisitions by consumer and business members, financial markets or investors;

●	failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;

●	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses;

●	potential loss of key employees of the companies we acquire;

●	potential security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings;

●	difficulties in increasing or maintaining security standards for acquired technology consistent with our other services, and related costs;

●	ineffective or inadequate controls, procedures and policies at the acquired company;

●	inadequate protection of acquired IP rights; and

●	potential failure to achieve the expected benefits on a timely basis or at all.

Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, difficulties in integrating personnel and human resource programs, integrating technology systems and other infrastructures under our control, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). There is no guarantee that our acquisitions will increase our profitability or cash flow, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced.

Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us to incur debt under credit agreements or otherwise. We may seek to obtain additional cash to fund any acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity, convertible debt or other equity-linked securities, our existing stockholders will experience ownership dilution. The incurrence of debt may subject us to financial or other covenants, or other constraints on our business. The occurrence of any of the foregoing risks associated with acquisitions could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or substantially concurrent acquisitions.

Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.

We believe our future success depends upon our ability to attract and retain highly competent personnel. Our employees are at-will and not subject to employment contracts. We could potentially lose the services of any of our senior management personnel at any time due to a variety of factors that could include, without limitation, death, incapacity, military service, personal issues, retirement, resignation or competing employers. Our ability to execute current plans could be adversely affected by such a loss. We may fail to attract and retain qualified technical, sales, marketing and managerial personnel required to continue to operate our business successfully. Personnel with the expertise necessary for our business are scarce and competition for personnel with proper skills is intense.

In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Additionally, attrition in personnel can result from, among other things, changes related to acquisitions, retirement and disability. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, developing or retaining other highly-qualified technical, sales, marketing and managerial personnel, particularly at such times in the future as we may need to fill a key position. If we are unable to continue to develop and retain existing executive officers or other key employees or are unsuccessful in attracting new highly-qualified employees, our financial condition, cash flows, and results of operations could be materially and adversely affected.

Risk Related to Credova’s Industry

The consumer finance and buy-now-pay-later (“BNPL”) industry has become subject to increased regulatory scrutiny, and Credova’s failure to manage its business to comply with new regulations would materially and adversely affect Credova’s business, results of operations and financial condition.

Regulators in various jurisdictions are showing increased attention and scrutiny of BNPL arrangements, including in those jurisdictions in which Credova operates. There is potential that Credova may become subject to additional legal or regulatory requirements if laws or regulations change in the future, the interpretation of laws and regulations changes in the future, industry standards for consumer finance and BNPL arrangements change in the future, or regulators more heavily scrutinize consumer finance and BNPL arrangements. This increased risk may relate to state lending licensing or other state licensing or registration requirements, regulatory requirements concerning consumer finance and BNPL arrangements, consumer protection or consumer finance matters, or similar limitations on the conduct of Credova’s business. There is a risk that additional or changed legal, regulatory and industry compliance standards may make it economically unfeasible for Credova to continue to operate, or to expand in accordance with its strategy. This would likely have a material adverse effect on Credova’s business, results of operations and financial condition, including by preventing Credova’s business from reaching sufficient scale.

Credova operates in a highly competitive industry, and Credova’s inability to compete successfully would materially and adversely affect Credova’s business, results of operations, financial condition, and prospects.

Credova operates in a highly competitive and dynamic industry with a low barrier to entry, which makes increased competition more likely. Credova’s technology platform faces competition from a variety of existing businesses and new market entrants, including competitors with BNPL products and those who enable transactions and commerce via digital payments.

Despite any competitive advantage Credova may have, there is always a risk of new entrants in the market, which may disrupt Credova’s business and decrease Credova’s market share. Credova expects competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with Credova’s products. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. Credova faces competition in areas such as: flexibility on payment options; duration, simplicity, and transparency of payment terms; reliability and speed in processing applications; underwriting effectiveness; compliance and security; promotional offerings; fees; approval rates; ease-of-use; marketing expertise; service levels; products and services; technological capabilities and integration; customer service; brand and reputation; and consumer and merchant satisfaction. In addition, it may be become more difficult to distinguish Credova’s platform, and products and services, from those of its competitors.

Some of Credova’s competitors are substantially larger than Credova, which gives those competitors advantages Credova does not have, such as a more diversified product, a broader consumer and merchant base, the ability to reach more consumers, the ability to cross-sell their products, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, the ability to acquire competitors, broad-based local distribution capabilities, and lower-cost funding. Credova’s competitors may also have longer operating histories, more extensive and broader consumer and merchant relationships, and greater brand recognition and brand loyalty than Credova has. For example, more established companies that possess large, existing consumer and merchant bases, substantial financial resources, and established distribution channels could enter the market. Further, consumers’ increased usage of BNPL platforms in recent years may encourage more of such competitors that may be in a better position, due to financial and other resources, to attract merchants and customers to their platforms.

Increased competition, particularly for large, well-known merchants, has in the past resulted and will result in the need for Credova to alter the pricing it offers to merchants. If Credova is unable to successfully compete, the demand for Credova’s platform and products could stagnate or substantially decline, and Credova could fail to retain or grow the number of consumers or merchants using its platform, which would reduce the attractiveness of its platform to other consumers and merchants, and which would materially and adversely affect Credova’s business, results of operations, financial condition, and prospects.

If Credova is unable to attract additional merchant partners, retain Credova’s existing merchant partners, and grow and develop Credova’s relationships with new and existing merchant partners, Credova’s business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Credova derives a significant portion of its revenue from its relationships with merchant partners and the transactions they process through its platform, and as more merchants are integrated into Credova’s network, there are more reasons for consumers to shop with it.

Credova’s ability to retain and grow its relationships with its merchant partners depends on the willingness of merchants to partner with it. The attractiveness of Credova’s platform to merchants depends upon, among other things: the size of Credova’s consumer base; Credova’s brand and reputation; the amount of merchant fees that Credova charges; Credova’s ability to sustain its value proposition to merchants for customer acquisition by demonstrating higher conversion at checkout and increased average order value; the attractiveness to merchants of Credova’s technology and data-driven platform; services and products offered by competitors; and Credova’s ability to perform under, and maintain, Credova’s merchant agreements. Furthermore, having a diversified mix of merchant partners is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of merchant or industry.

Many of Credova’s agreements with Credova’s merchant partners are non-exclusive and lack any transaction volume commitments. Accordingly, these merchant partners may have, or may enter into in the future, similar agreements with Credova’s competitors, which could adversely affect Credova’s ability to drive the level of transaction volume and revenue growth that Credova seeks to achieve or to otherwise satisfy the high expectations of Credova’s investors and financial analysts relating to those relationships. While some of Credova’s agreements with its merchant partners have provided for a period of exclusivity, those periods may be limited in duration, and Credova may not be able to negotiate extensions of those exclusivity periods on reasonable terms, if at all. If an exclusivity period with a merchant partner lapses, Credova may experience a decrease in gross merchandise volume with the merchant partner, which may adversely impact Credova’s results of operations. In addition, Credova’s agreements with its merchant partners generally have terms that range from approximately 12 months to 36 months, and Credova’s merchants can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice. Credova may, therefore, be compelled to renegotiate its agreements with merchant partners from time to time, possibly upon terms significantly less favorable to Credova than the terms included in its existing agreements with those merchant partners.

If Credova is unable to attract new consumers and retain and grow its relationships with its existing consumers, Credova’s business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Credova’s revenue is derived from consumer transaction volume, so Credova’s success depends on its ability to generate repeat use and increased transaction volume from existing consumers and to attract new consumers to its platform. Credova’s ability to retain and grow its relationships with consumers depends on the willingness of consumers to use Credova’s platform and products. The attractiveness of Credova’s platform to consumers depends upon, among other things: the number and variety of merchants and the mix of products available through Credova’s platform; the manner in which consumers may use Credova’s products, including the ease of use relative to competitor products; Credova’s brand and reputation; consumer experience and satisfaction, including the trustworthiness of Credova’s services; consumer trust and perception of Credova’s solutions; technological innovation; and services and products offered by competitors. If Credova fails to retain its relationship with existing consumers, if Credova does not attract new consumers to its platform and products, or if Credova does not continually expand usage and volume from consumers on its platform, Credova’s business, results of operations, financial condition, and prospects would be materially and adversely affected.

Credova’s revenue is impacted, to a significant extent, by the general economy, the creditworthiness of the U.S. consumer and the financial performance of Credova’s merchants.

Credova’s business, the consumer financial services industry, and Credova’s merchants’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, inflationary conditions, student loan obligations, consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions, including the current inflationary environment and possibility of a recession, reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified consumers to take out loans. Such conditions are also likely to affect the ability and willingness of consumers to pay amounts owed under the loans facilitated through Credova’s platform, each of which would have an adverse effect on Credova’s business, results of operations, financial condition, and future prospects.

The generation of new loans facilitated through Credova’s platform, and the transaction fees and other fee income due to Credova associated with such loans, depends upon sales of products and services by its merchants. Credova’s merchants’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular merchant, industry vertical, or region. Weak economic conditions also could extend the length of Credova’s merchants’ sales cycle and cause consumers to delay making (or not make) purchases of Credova’s merchants’ products and services. The decline of sales by Credova’s merchants for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for us.

In addition, if a merchant closes some or all of its locations, ceases its e-commerce operations, or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), consumers may have less incentive to pay their outstanding balances on loans facilitated through Credova’s platform, which could result in higher charge-off rates than anticipated. Moreover, if the financial condition of a merchant deteriorates significantly or a merchant becomes subject to a bankruptcy proceeding, Credova may not be able to recover amounts due to it from the merchant.

Negative publicity about Credova or its industry could adversely affect Credova’s business, results of operations, financial condition, and prospects.

Negative publicity about Credova or its industry, including the transparency, fairness, user experience, quality, and reliability of Credova’s platform or point-of-sale lending platforms in general, the effectiveness of Credova’s risk model, the setting and charging of merchant and consumer fees, Credova’s ability to effectively manage and resolve complaints, Credova’s privacy and security practices, litigation, regulatory activity, misconduct by Credova’s employees, funding sources, originating bank partners, service providers, or others in Credova’s industry, the experience of consumers and investors with Credova’s platform or services or point-of-sale lending platforms in general, or use of loan proceeds by consumers that have obtained loans facilitated through Credova’s platform or other point-of-sale lending platforms for illegal purposes, even if inaccurate, could adversely affect Credova’s reputation and the confidence in, and the use of, Credova’s platform. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain loans facilitated through Credova’s platform or to make payments on their loans.

Risks Related to Credova’s Financing Program

Consumers may not view or treat their BNPL product loans as having the same significance as other obligations, and the loans facilitated through Credova’s platform are not secured, guaranteed, or insured and involve a high degree of financial risk.

Consumers may not view the BNPL product loans facilitated through Credova’s platform as having the same significance as a loan or other credit obligation arising under more traditional circumstances. If a consumer neglects his or her payment obligations on a BNPL product facilitated through Credova’s platform or chooses not to repay his or her loan entirely, it will have an adverse effect on Credova’s business, results of operations, financial condition, prospects, and cash flows.

Generally, financing arrangements facilitated through Credova’s platform are not secured by any collateral, not guaranteed or insured by any third party, and not backed by any governmental authority in any way. Therefore, Credova is limited in its ability to collect if a consumer is unwilling or unable to repay. A consumer’s ability to repay can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card, and other debt obligations resulting from increases in base lending rates or structured increases in payment obligations. If a consumer defaults, Credova may be unsuccessful in its efforts to collect and its originating bank partners could decide to originate fewer loans through its platform. An increase in defaults precipitated by these risks and uncertainties could have a material adverse effect on Credova’s business, results of operations, financial condition, and prospects.

Determining Credova’s allowance for credit losses requires many assumptions and complex analyses. If Credova’s estimates prove incorrect, Credova may incur net charge-offs in excess of its reserves, or Credova may be required to increase its provision for credit losses, either of which would adversely affect Credova’s results of operations.

Credova maintains an allowance for credit losses at a level sufficient to estimate expected credit losses based on evaluating known and inherent risks in Credova’s loan portfolio. This estimate is highly dependent upon the reasonableness of Credova’s assumptions and the predictability of the relationships that drive the results of Credova’s valuation methodologies. Management has processes in place to monitor these judgments and assumptions, including review by Credova’s credit committee, but these processes may not ensure that Credova’s judgments and assumptions are correct. The method for calculating the best estimate of expected credit losses takes into account Credova’s historical experience, adjusted for current conditions, and Credova’s judgment concerning the probable effects of relevant observable data, trends, and market factors. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that Credova will experience credit losses that are different from Credova’s current estimates. If Credova’s estimates and assumptions prove incorrect and Credova’s allowance for credit losses is insufficient, Credova may incur net charge-offs in excess of its reserves, or Credova could be required to increase its provision for credit losses, either of which would adversely affect Credova’s results of operations.

Credova’s results depend on prominent presentation, integration, and support of Credova’s platform by Credova’s merchants.

Credova depends on its merchants, which generally accept most major credit cards and other forms of payment (which may include pay-over-time solutions offered by Credova’s competitors), to present its platform as a payment option and to integrate its platform into their website or in their store, such as by prominently featuring Credova’s platform on their websites or in their stores and not just as an option at website checkout. Credova may not have any recourse against merchants if they do not prominently present its platform as a payment option or if they more prominently present solutions offered by Credova’s competitors. In addition, as Credova adds new merchants, it could take a significant amount of time for these merchants to fully integrate Credova’s platform and for these merchants’ customers to accept Credova’s pay-over-time solution. The failure by Credova’s merchants to effectively present, integrate, and support Credova’s platform would have a material and adverse effect on Credova’s business, results of operations, financial condition, and future prospects.

Credova’s vendor relationships subject it to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to Credova’s operations could have an adverse effect on Credova’s business, results of operations, financial condition, and future prospects.

Credova has significant vendors that, among other things, provide it with financial, technology, and other services to support Credova’s products and other activities, including, for example, credit ratings and reporting, cloud-based data storage and other IT solutions, and payment processing. The Consumer Financial Protection Bureau (“CFPB”) has issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Accordingly, Credova could be adversely impacted to the extent its vendors fail to comply with the legal requirements applicable to the particular products or services being offered.

In some cases, vendors are the sole source, or one of a limited number of sources, of the services they provide to us. Most of Credova’s vendor agreements are terminable by the vendor on little or no notice, and if Credova’s current vendors were to terminate their agreements with Credova or otherwise stop providing services to it on acceptable terms, Credova may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any vendor fails to provide the services Credova requires, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, Credova could be subject to CFPB, the Federal Trade Commission (“FTC”) and other regulatory enforcement actions, claims from third parties, including Credova’s consumers, and suffer economic and reputational harm that could have an adverse effect on Credova’s business. Further, Credova may incur significant costs to resolve any such disruptions in service, which could adversely affect Credova’s business.

If Credova’s merchants fail to fulfill their obligations to consumers or comply with applicable law, Credova may incur costs.

Although Credova’s merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law from time to time, they might not, or a consumer might allege that they did not. This, in turn, can result in claims or defenses against Credova or any subsequent holder of Credova’s installment agreements. If merchants fail to fulfill their contractual or legal obligations to consumers, it may also negatively affect Credova’s reputation with consumers thereby negatively affecting Credova’s business. Federal and state regulatory authorities may also bring claims against Credova, including unfair and deceptive acts or practices (“UDAP”) or unfair, deceptive or abusive acts or practices (“UDAAP”) claims, if Credova fails to provide consumer protections relating to potential merchant actions or disputes.

Internet-based loan origination processes may give rise to greater risks than paper-based processes.

Credova uses the internet to obtain application information and distribute certain legally required notices to applicants for loans, and to obtain electronically signed loan documents in lieu of paper documents with tangible consumer signatures. These processes entail additional risks relative to paper-based loan underwriting processes and procedures, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that consumers may challenge the authenticity of loan documents or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to the electronic loan documents.

Exposure to consumer bad debts and insolvency of merchants may adversely impact Credova’s financial success.

Credova’s ability to generate profits depends on Credova’s ability to put in place and optimize systems and processes to make predominantly accurate, real-time decisions in connection with the consumer transaction approval process. Credova does not perform credit checks on consumers in connection with the application process. Consumer non-payment is a major component of Credova’s expenses, and Credova is exposed to consumer bad debts as a normal part of its operations because Credova absorbs the costs of all uncollectible notes receivables from its consumers. Excessive exposure to bad debts as a result of consumers failing to repay outstanding amounts owed to Credova may materially and adversely impact Credova’s results of operations and financial position.

Credova may incur costs from litigation relating to products offered by Credova’s merchants, which could adversely affect Credova’s reputation, revenue and profitability.

Credova may incur damages due to lawsuits relating to products sold by Credova’s merchants, including lawsuits relating to tree stands, firearms, and ammunition. Credova may incur losses due to lawsuits, including potential class actions, relating to Credova’s merchants’ compliance with state and federal law relating to purchase and sale of certain products. Credova may also incur losses from lawsuits relating to the improper use of products, such as firearms or ammunition sold by merchants on Credova’s platform, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Credova’s insurance coverage may be inadequate to cover claims and liabilities related to products offered through Credova’s platform. In addition, claims or lawsuits related to products that are financed through Credova’s website, or the unavailability of insurance for product liability claims, could result in the elimination of these products from Credova’s platform, thereby reducing revenue. If one or more successful claims against Credova are not covered by or exceed its insurance coverage, or if insurance coverage is no longer available, Credova’s available working capital may be impaired and Credova’s operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on Credova’s profitability and on future premiums Credova would be required to pay on its insurance policies.

Furthermore, because Credova’s platform allows customers to finance merchandise such as firearms, ammunition and certain related accessories, Credova may be subject to reputational harm if a customer purchases a firearm through Credova’s platform that is later involved in a shooting or other crime.

Risks Related to Credova’s Technology and the Credova Platform

Unanticipated surges or increases in transaction volumes may adversely impact Credova’s financial performance.

Continued increases in transaction volumes may require Credova to expand and adapt its network infrastructure to avoid interruptions to its systems and technology. Any unanticipated surges or increases in transaction volumes may cause interruptions to Credova’s systems and technology, reduce the number of completed transactions, increase expenses, and reduce the level of customer service, and these factors could adversely impact Credova’s reputation and, thus, diminish consumer confidence in Credova’s systems, which may result in a material adverse effect on Credova’s business, results of operations and financial condition.

Data security breaches, cyberattacks, employee or other internal misconduct, malware, phishing or ransomware, physical security breaches, natural disasters, or similar disruptions could occur and would materially adversely impact Credova’s business or ability to protect the confidential information in Credova’s possession or control.

Through the ordinary course of business, Credova collects, stores, processes, transfers, and uses (collectively, “processes”) a wide range of confidential information, including personally identifiable information, for various purposes, including to follow government regulations and to provide services to Credova’s users and merchants. The information Credova collects may be sensitive in nature and subject to a variety of privacy, data protection, cybersecurity, and other laws and regulations. Due to the sensitivity and nature of the information Credova processes, Credova and its third-party service providers are the target of, defend against and must regularly respond to cyberattacks, including from malware, phishing or ransomware, physical security breaches, or similar attacks or disruptions. Cyberattacks and similar disruptions may compromise or breach Credova’s platform and the protections Credova uses to try to protect confidential information in Credova’s possession or control. Breaches of Credova’s platform could result in the criminal or unauthorized use of confidential information and could negatively affect Credova’s users and merchants and, because the techniques for conducting cyberattacks are constantly evolving and may be supported by significant financial and technological resources (e.g., state-sponsored actors), Credova may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. These risks also reside with third-party service providers and partners with whom Credova conducts business. Credova’s business could be materially and adversely impacted by security breaches of the data and information of merchants’ and consumers’ data and information, either by unauthorized access, theft, destruction, loss of information or misappropriation or release of confidential data.

These events may cause significant disruption to Credova’s business and operations or expose it to reputational damage, loss of consumer confidence, legal claims, civil and criminal liability, constraints on Credova’s ability to continue operation, reduced demand for Credova’s products and services, termination of Credova’s contracts with merchants or third party service providers, and regulatory scrutiny and fines, any of which could materially adversely impact Credova’s financial performance and prospects. Any security or data issues experienced by other software companies or third-party service providers with whom Credova conducts business could diminish Credova’s customers’ trust in providing it access to their personal data generally. Merchants and consumers that lose confidence in Credova’s security measures may be less willing to make payments on their loans or participate on Credova’s platform.

In addition, Credova’s partners include credit bureaus, collection agencies and banking parties, each of whom operate in a highly regulated environment, and many laws and regulations that apply directly to them may apply directly or indirectly to Credova through Credova’s contractual arrangements with these partners. Federal, state and international laws or regulators, as well as Credova’s contractual partners, may require notice in event of a security breach that involves personally identifiable information, and these disclosures may result in negative publicity, loss of confidence in Credova’s security measures, regulatory or other investigations, the triggering of indemnification and other contractual obligations, and other adverse effects to Credova’s partner ecosystem and operations. Credova may also incur significant costs and loss of operational resources in connection with remediating, investigating, mitigating, or eliminating the causes of security breaches, cyberattacks, or similar disruptions after they have occurred, and particularly given the evolving nature of these risks, Credova’s incident response, disaster recovery, and business continuity planning may not sufficiently address all of these eventualities. The retention and coverage limits in Credova’s insurance policies may not be sufficient to reimburse the full cost of responding to and remediating the effects of a security breach, cyberattack, or similar disruption, and Credova may not be able to collect fully, if at all, under these insurance policies or to ensure that the insurer will not deny coverage as to any future claim.

Real or perceived software errors, failures, bugs, defects, or outages could adversely affect Credova’s business, results of operations, financial condition, and prospects.

Credova’s platform and internal systems rely on software that is highly technical and complex. In addition, Credova’s platform and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected vulnerabilities, errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and other software Credova licenses in from third parties, especially when updates or new products or services are released.

Any real or perceived vulnerabilities, errors, failures, bugs, or defects in the software may not be found until Credova’s consumers use Credova’s platform and could result in outages or degraded quality of service on Credova’s platform that could adversely impact Credova’s business (including through causing Credova not to meet contractually required service levels), as well as negative publicity, loss of or delay in market acceptance of Credova’s products and services, and harm to Credova’s brand or weakening of Credova’s competitive position. In such an event, Credova may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software Credova relies on could also subject it to liability claims, impair its ability to attract new consumers, retain existing consumers, or expand their use of its products and services, which would adversely affect Credova’s business, results of operations, financial condition, and prospects.

Credova also relies on online payment gateways, banking and financial institutions for the validation of bank cards, settlement and collection of payments. There is a risk that these systems may fail to perform as expected or be adversely impacted by a number of factors, some of which may be outside Credova’s control, including damage, equipment faults, power failure, fire, natural disasters, computer viruses and external malicious interventions such as hacking, cyber-attacks or denial-of-service attacks.

Any significant disruption in, or errors in, service on Credova’s platform or relating to vendors could prevent it from processing transactions on its platform or posting payments.

Credova uses vendors, such as Credova’s cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of Credova’s platform. The satisfactory performance, reliability, and availability of Credova’s technology and Credova’s underlying network and infrastructure are critical to Credova’s operations and reputation and the ability of Credova’s platform to attract new and retain existing merchants and consumers. Credova relies on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, and similar events. If Credova’s arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, Credova could experience interruptions in its ability to operate its platform. Credova also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in Credova’s platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of Credova’s vendor’s systems or facilities, the termination of any of Credova’s third-party vendor agreement, software failures, Credova’s or its vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm Credova’s relationships with its merchants and consumers and also harm Credova’s reputation.

In addition, Credova sources certain information from third parties. In the event that any third party from which Credova sources information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability to score and decision loan applications through Credova’s platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants through Credova’s platform, which may adversely impact Credova’s business by negatively impacting Credova’s reputation and reducing Credova’s transaction volume.

To the extent Credova uses or is dependent on any particular third-party data, technology, or software, Credova may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement misappropriation, or other violation, or malfunctions or functions in a way Credova did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of Credova’s products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that Credova would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of Credova’s products, services, or features available in Credova’s products or services.

These factors could prevent Credova from processing transactions or posting payments on Credova’s platform, damage Credova’s brand and reputation, divert the attention of Credova’s employees, reduce total income, subject Credova to liability, and cause consumers or merchants to abandon Credova’s platform, any of which could have a material and adverse effect on Credova’s business, results of operations, financial condition, and prospects.

Fraudulent activities may result in Credova suffering losses, causing a materially adverse impact to Credova’s reputation and results of operations.

Credova is exposed to risks imposed by fraudulent conduct, including the risks associated with consumers attempting to circumvent its system and repayment capability assessments. There is a risk that Credova may be unsuccessful in defeating fraud attempts, resulting in a higher than budgeted costs of fraud and consumer non-payment.

Fraudulent activity is likely to result in Credova suffering losses, which may have a material adverse impact on Credova’s reputation and cause it to bear increased costs to rectify and safeguard business operations and its systems against such fraudulent activity. Significant amounts of fraudulent cancellations or chargebacks could adversely affect Credova’s business, results of operations or financial condition. High profile or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from Credova’s consumers and merchants, which could result in a material adverse effect on Credova’s business, results of operations and financial condition.

Risks Related to Regulatory, Compliance and Legal

We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.

We are or may become subject to data privacy and securities laws and regulations that apply to the collection, transmission, storage, use, processing, destruction, retention and security of personal information. Our current privacy policies and practices are designed to comply with privacy and data protection laws in the United States. These policies and practices inform members how we handle their personal information and, as permitted by law, allow members to change or delete the personal information in their member accounts. The legislative and regulatory landscape for privacy and data protection continues to evolve in the United States, both federally and at the state level, as well as in other jurisdictions worldwide, and these laws and regulations may at times be conflicting. It is possible that these laws may be interpreted and applied in a manner that is inconsistent from one jurisdiction or is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state, provincial and international laws regarding privacy and security of personal information could expose us to penalties under such laws, orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action (including fines and penalties), litigation, significant costs for remediation, and damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Although we endeavor to comply with our published privacy policies and related documentation, and all applicable privacy and security laws and regulations, we may at times fail to do so or may be perceived to have failed to do so. Even if we have not violated these laws and regulations, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, if we are unable to properly protect the privacy and security of personal information, including sensitive personal information (e.g., financial information), we could be found to have breached our contracts with certain third parties.

There are numerous U.S. and Canadian federal, state, and provincial laws and regulations related to the privacy and security of personal information. Determining whether protected information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA, which became effective on January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application. Moreover, California voters approved the California Privacy Rights Act (the “CPRA”) in November 2020. The CPRA significantly modifies the CCPA, creating additional obligations relating to consumer data, with enforcement beginning July 1, 2023. Aspects of the CCPA and CPRA remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Similar state laws have been passed in Virginia, Colorado, Utah, Connecticut, and New Jersey and other states are expected to follow. If we fail to comply with applicable privacy laws, we could face civil and criminal fines or penalties.

Failing to take appropriate steps to keep consumers’ personal information secure, or misrepresentations regarding our current privacy practices, can also constitute unfair acts or practices in or affecting commerce and be construed as a violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”), 15 U.S.C. § 45(a). The Federal Trade Commission (“FTC”) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of our business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC may also bring an action against a company who collects or otherwise processes personal information for any statements it deems misleading or false contained in privacy disclosures to consumers. While we use best efforts to comply with our published privacy policies and related documents, we may at times fail to do so, or may be perceived to have failed to do so. In addition, we may be unsuccessful in achieving compliance if our personnel, partners, or service providers fail to comply with our published privacy policies and related documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

As our business grows, we may also become subject to international privacy laws regulating the collection, transmission, storage, use, processing, destruction, retention and security of personal information. For example, in the European Union, the collection, transmission, storage, use, processing, destruction, retention and security of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”) in addition to other applicable laws and regulations. The GDPR came into effect in May 2018, repealing and replacing the European Union Data Protection Directive, and imposing revised data privacy and security requirements on companies in relation to the processing of personal data of European Union data subjects. The GDPR, together with national legislation, regulations and guidelines of the European Union Member States governing the collection, transmission, storage, use, processing, destruction, retention and security of personal data, impose strict obligations with respect to, and restrictions on, the collection, use, retention, protection, disclosure, transfer and processing of personal data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union that are not deemed to have protections for personal information, including the United States. The GDPR authorizes fines for certain violations of up to 4% of the total global annual turnover of the preceding financial year or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by data subjects. Separately, Brexit has led and could also lead to legislative and regulatory changes and may increase our compliance costs. As of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an adequacy decision for the United Kingdom, allowing for the relatively free exchange of personal information between the European Union and the United Kingdom. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with noncompliance.

Overall, because of the complexity of these laws, the changing obligations and the risk associated with our collection and use of data, we cannot guarantee that we are, or will be, in compliance with all applicable U.S., Canadian, or other international regulations as they are enforced now or as they evolve.

We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks. Any cyber incident could result in information theft, data corruption, operational disruption, loss of members or advertisers on the Platform and/or a financial loss that has a material adverse impact on our business and that could subject us to legal claims.

We rely on sophisticated information technology (“IT”) systems and infrastructure to support our business. At the same time, cybersecurity incidents, including deliberate attacks, malware, viruses, ransomware attacks, denial of service attacks, phishing schemes, and other attempts to harm IT systems are prevalent and have increased. Our technologies, systems and networks and those of our vendors, suppliers and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance or vulnerabilities in widely used open source software, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As the sophistication of cyber incidents continues to evolve, we have been and will likely continue to be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. The failure of any of our IT systems may cause disruptions in our operations, which could adversely affect our revenues and profitability, and lead to claims related to the disruption of our services from members of the Platform and advertisers.

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks and systems, payment processing, and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats. Our applications, systems, networks, software, and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our business members to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as products and services sold through the Platform are more widely adopted, and as we continue to introduce future products and services. An actual or perceived breach of our security systems or those of our third party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and payment processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses. Moreover, pursuant to SEC rules, public companies must disclose material cybersecurity incidents on Form 8-K within four business days (subject to a delayed compliance date for smaller reporting companies, of which we are one). In addition, companies must provide cybersecurity risk management disclosures in their annual reports.

The costs to respond to a security breach or to mitigate any security vulnerabilities that may be identified could be significant, and our efforts to address these problems may not be successful. These costs include, but are not limited to: retaining the services of cybersecurity providers; complying with requirements of existing and future cybersecurity, data protection and privacy laws and regulations, including the costs of notifying regulatory agencies and impacted individuals; and maintaining redundant networks, data backups, and other damage-mitigation measures. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business. Additionally, most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.

We may not have adequate insurance coverage for handling cyber security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our consumer and business member base, and process, store, and transmit increasingly large amounts of personal or sensitive data.

Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our analytics platforms may result in reputational harm or liability.

AI is enabled by or integrated into some of our analytics platforms and is a growing element of our business offerings going forward. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some uses of AI present ethical issues, and our judgment as to the ethical concerns may not be accurate. If we use AI as part of the Platform in a manner that is controversial because of the purported or real impact on our business members or vendors, this may lead to adverse results for our financial condition and operations or the financial condition and operations of our business members, which may further lead to us experiencing competitive harm, legal liability and brand or reputational harm.

Compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S., or industry practices may adversely affect our business.

New laws and regulations could restrict our ability to conduct marketing by, for example, restricting the emailing or targeting of members or use of certain technologies like AI. For example, federal, state and foreign governmental authorities continue to weigh the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. Regulatory authorities have enacted and, continue to consider legislation that could significantly restrict the ability of companies to engage this these activities, by regulating the consumer notice and consent requirements before a company can employ cookies and similar tracking technologies, or how companies can use the data gathered by such technologies. Similarly, private market participants may deploy technologies or require certain practices that limit our ability to obtain or use certain information about our business and consumer members. For example, Google has indicated that it will ultimately phase out the use of cookies to track members of its search services in future versions of its Chrome web browser, and Apple has updated its iOS mobile operating system to require app developers to obtain opt-in consent before tracking members of its various services. If these types of changes are implemented (or as a result of their implementation), our ability to determine how our business and consumer members are using our services and to use targeted advertising in a cost-effective manner may be limited. New laws in other jurisdictions may also require us to change our content moderation practices, or privacy policies and practices in ways that harm our business or create the risk of fines or other penalties for non-compliance.

If we infringe on the intellectual property (“IP”) of others, we could be exposed to substantial losses and face restrictions on our operations.

We may become subject to legal claims alleging that we have infringed the IP rights of others. To date, we have not fully evaluated the extent to which other parties may bring claims that our technology, including our use of open source software, infringes on the IP rights of others. The availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new IP, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the IP that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, IP claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Inadequate technical and legal IP protections could prevent us from defending or securing our proprietary technology and IP.

Our success is dependent, in part, upon protecting our proprietary information and technology. We may be unsuccessful in adequately protecting our IP. No assurance can be given that confidentiality, non-disclosure, or invention assignment agreements with our employees, consultants, or other parties will not be breached and will otherwise be effective in controlling access to and distribution of the Platform or our solutions, or certain aspects of the Platform or our solutions, and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to the Platform or our solutions. Additionally, certain unauthorized use of our IP property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products, trade secrets and other IP, including our name and logos.

We rely on U.S. trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our IP. The success of our business depends on our continued ability to use our existing trademarks, trade names, and service marks to increase brand awareness and further develop our brand as we expand into new markets. We have registered and applied to register trademarks and service marks in the United States. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity or enforceability of our trademarks and service marks and other IP. There can also be no assurance that pending or future U.S. trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks.

If we fail to adequately protect our proprietary IP rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

Our success depends, in part, on our ability to protect our proprietary IP rights, including certain methodologies, practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining applications and processes and related technologies. To date, we have relied primarily on trademarks, trade secrets and other IP laws, non-disclosure agreements with our employees, consultants and other relevant persons and other measures to protect our IP, and intend to continue to rely on these and other means, including and not limited to patent protection, in the future. However, the steps we take to protect our IP may be inadequate, and we may choose not to pursue or maintain protection for our IP in the United States or foreign jurisdictions. We will not be able to protect our IP if we are unable to enforce our rights or if we do not detect unauthorized use of our IP. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours.

Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of IP rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our technology and IP.

We rely in part on trademarks, trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into non-disclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with our business members, consultants and other parties with whom we have strategic relationships and business alliances and enter into IP assignment agreements with our consultants and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

We could face employee claims.

We could face employee claims against us based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination that may also create not only legal and financial liability, but also negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings.

Even when not merited, the lawsuits and other legal proceedings may divert management’s attention, and we may incur significant expenses in pursuing or defending these lawsuits or other legal proceedings. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, our insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Risks Related to Credova’s Regulatory Environment

The consumer finance and BNPL industry is subject to various state and federal laws in the United States and federal law concerning consumer finance, and the costs to maintain compliance with such laws and regulations may be significant.

Credova is subject to a range of state and federal laws and regulations concerning consumer finance that change periodically. These laws and regulations include but are not limited to state lending licensing or other state licensing or registration laws, consumer credit disclosure laws such as the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act (“FCRA”) and other laws concerning credit reports and credit reporting, the Equal Credit Opportunity Act (“ECOA”) which addresses anti-discrimination, the Electronic Fund Transfer Act (“EFTA”) which governs electronic money movement, a variety of anti-money laundering and anti-terrorism financing rules, the Telephone Consumer Protection Act (“TCPA”) and other laws concerning initiating phone calls or text messages, the Electronic Signatures in Global and National Commerce Act, debt collection laws, laws governing short-term consumer loans and general consumer protection laws, such as laws that prohibit unfair, deceptive, misleading or abusive acts or practices. There is also the potential that Credova may become subject to additional legal or regulatory requirements if its business operations, strategy or geographic reach expand in the future. These laws and regulations may also change in the future, and they may be applied to Credova and its products in a manner that Credova does not currently anticipate. While Credova has developed policies and procedures designed to assist in compliance with laws and regulations applicable to Credova’s business, no assurance is given that Credova’s compliance policies and procedures will be effective. Credova may not always have been, and may not always be, in compliance with these laws and regulations and such non-compliance could have a material adverse effect on Credova’s business, results of operations and financial condition.

New laws or regulations, or laws and regulations in new markets, could also require Credova to incur significant expenses and devote significant management attention to ensure compliance. In addition, Credova’s failure to comply with these new laws or regulations, or laws and regulations in new markets, may result in litigation or enforcement actions, the penalties for which could include: revocation of licenses, fines and other monetary penalties, civil and criminal liability, substantially reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans. Further, Credova may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair Credova’s ability to offer its existing or planned features, products, and services and/or increase Credova’s cost of doing business.

Credova has certain state lending licenses and other licenses, which subject Credova to supervisory oversight from these license authorities and periodic examinations. Credova’s business is also generally subject to investigation by regulators and enforcement agencies, regardless of whether Credova has a license from such authorities. These regulators and enforcement agencies may receive complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of Credova’s business activities in whole or in part, or the assertion of private claims and lawsuits against us. In the United States, these regulators and agencies at the state level include state licensing agencies, financial regulatory agencies, and attorney general offices. At the federal level in the United States, these regulators and agencies include the FTC, the CFPB, FinCEN, and OFAC, any or all of which could subject Credova to burdensome rules and regulations that could increase costs and use of Credova’s resources in order to satisfy Credova’s compliance obligations.

Compliance with these laws and regulations is costly, time-consuming, and limits Credova’s operational flexibility. There is also a risk that if Credova fails to comply with these laws, regulations, and any related industry compliance standards, such failure may result in significantly increased compliance costs, cessation of certain business activities or the ability to conduct business, litigation, regulatory inquiries or investigations, and significant reputational damage.

If loans made by Credova under its state lending licenses are found to violate applicable state lending and other laws, or if Credova was found to be operating without having obtained necessary licenses or approvals, it could adversely affect Credova’s business, results of operations, financial condition, and prospects.

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. Credova has obtained lending licenses or made applicable notice filings in certain states, and may in the future pursue obtaining additional licenses or making additional notice filings. The loans Credova may originate on its platform pursuant to these state licenses are subject to state licensing and interest rate restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. Credova cannot assure you that it will be successful in obtaining state licenses in other states or that Credova has not yet been required to apply for.

The application of some consumer financial licensing laws to Credova’s platform and the related activities it performs is unclear. In addition, state licensing requirements may evolve over time. If Credova were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, Credova could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of Credova’s business in certain areas), criminal penalties, and other penalties or consequences, and the loans facilitated through Credova’s platform could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on the enforceability or collectability of the loans facilitated through Credova’s platform.

Litigation, regulatory actions, and compliance issues could subject Credova to fines, penalties, judgments, remediation costs, and requirements resulting in increased expenses.

In the ordinary course of business, Credova has been, is, or may be named as a defendant in various legal actions, including arbitrations and other litigation. From time to time, Credova may also be involved in, or the subject of, reviews, requests for information, investigations, and proceedings (both formal and informal) by state and federal governmental agencies, including banking regulators, the FTC, and the CFPB, regarding Credova’s business activities and Credova’s qualifications to conduct Credova’s business in certain jurisdictions, which could subject Credova to fines, penalties, obligations to change Credova’s business practices, and other requirements resulting in increased expenses and diminished earnings. Credova’s involvement in any such matter also could cause harm to Credova’s reputation and divert management attention from the operation of Credova’s business, even if the matters are ultimately determined in Credova’s favor. Moreover, any settlement, or any consent order or adverse judgment, in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same or similar activities.

In addition, a number of participants in the consumer finance industry have been and are the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged UDAAP; violations of state licensing and lending laws, including state interest rate limits; actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. Recently, some of Credova’s competitors in the BNPL space are subject to ongoing class action litigation, including allegations of unfair business and deceptive practices, and Credova may become subject to similar types of litigation in the future. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent Credova from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how Credova conducts its business and, in turn, have an adverse effect on its business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB and FTC may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages in excess of the amounts Credova earned from the underlying activities.

Current and future government regulations may negatively impact the demand for Credova’s merchants’ products and Credova’s operations and financial results.

Credova’s merchants operate in a complex regulatory and legal environment that could negatively impact the demand for their products and expose the merchants to compliance and litigation risks, which could decrease transaction volume and ultimately affect Credova’s operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect Credova’s merchants include:

●	federal, state or local laws and regulations or executive orders that prohibit or limit the sale of certain items offered by Credova’s merchants, such as firearms, black powder firearms, ammunition, bows, knives and similar products;

●	the Bureau of Alcohol, Tobacco, Firearms and Explosives, or the ATF, regulations, audit and regulatory policies that impact the process by which Credova’s merchants sell firearms and ammunition and similar policies of state agencies that have concurrent jurisdiction, such as the California Department of Justice;

●	laws and regulations governing hunting and fishing;

●	laws and regulations relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission and similar state regulatory agencies;

●	laws and regulations relating to the manner in which Credova’s merchants advertise, market or sell their products;

●	U.S. customs laws and regulations pertaining to proper item classification, quotas and the payment of duties and tariffs; and

●	Federal Trade Commission, or FTC, regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales.

Changes in these laws and regulations or additional regulation, particularly new laws or increased regulations regarding sales and ownership of firearms and ammunition, could cause the demand for and sales of products offered by Credova’s merchants through Credova’s platform to decrease and could materially adversely impact Credova’s profitability. Sales of firearms, ammunition and shooting-related products represent a significant percentage of the sales facilitated by Credova’s platform and are critical in drawing customers to Credova’s platform. A substantial reduction in sales or margins on sales of firearms and firearm related products facilitated by Credova’s platform due to the establishment of new regulations could harm Credova’s operating results.

Risks Related to Our Operations as a New Public Company

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent board members.

As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company and in this report, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be materially harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially harm our business, financial condition, results of operations and prospects.

We may have increasing difficulty attracting and retaining qualified outside independent board members.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The SEC and the NYSE have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.

Stock trading volatility could impact our ability to recruit and retain employees.

Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares they own or the shares underlying their vested equity have not significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, and financial condition could be adversely affected.

Members of our management team have no prior experience managing a public company.

No members of our senior management team have any experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company, which will subject us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts, investors and regulators. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We are an Emerging Growth Company, making comparisons to non-Emerging Growth companies difficult or impossible.

We are an Emerging Growth Company (“EGC”) as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and expect to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, registrations statements and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. This exemption may make comparison of our financial statements with other public companies that are neither EGCs nor EGCs that have opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures.

As a public company trading on the NYSE, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business accounting, auditing and regulatory requirements and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company, and we are still early in the process of generating a mature system of internal controls and integration across business systems. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, harm our operating results, and subject us to litigation and claims arising from material weaknesses in our internal controls and any resulting consequences, including restatements of our financial statements. See “Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.”

Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock.

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

As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.

We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and the NYSE, impose additional reporting and other obligations on public companies. Compliance with public company requirements have and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, we recently created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

The additional reporting and other obligations imposed by various rules and regulations applicable to public companies has and is expected to continue to increase legal and financial compliance costs and the costs of related legal, auditing, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our existing indebtedness, and any indebtedness we incur in the future, could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

In connection with the Credova acquisition we will incur approximately $9 million of indebtedness. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:

●	impairing our ability to generate cash sufficient to pay interest or principal, including periodic principal payments;

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, dividends to stockholders or to pursue future business opportunities;

●	requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

Any of the foregoing factors could have negative consequences on our financial condition and results of operations.

Limited insurance coverage and availability may prevent us from obtaining insurance to cover all risks of loss.

We have insured certain products and launches to the extent that insurance was available at acceptable premiums. This insurance will not protect us against all losses due to specified exclusions, deductibles and material change limitations.

We have obtained and maintain insurance for director and officers, cybersecurity, business owner, commercial general liability and workers’ compensation, based on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating entities. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of these insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even as obtained, our insurance will not cover any loss in revenue incurred as a result of a partial or total loss.

Moreover, our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, passenger insurance may not be accepted or may be prohibitive to procure. Moreover, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us, could harm our business, financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock

Future sales of our Class A Common Stock could cause the market price for our Class A Common Stock to decline.

We cannot predict the effect, if any, that market sales of shares of our Class A Common Stock or the availability of shares of our Class A Common Stock for sale will have on the market price of our Class A Common Stock prevailing from time to time. Sales of substantial amounts of shares of our Class A Common Stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A Common Stock to decline or be depressed.

We may issue our securities if we need to raise capital in connection with a capital expenditure, working capital requirement or acquisition. The number of shares of our Class A Common Stock issued in connection with a capital expenditure, working capital requirement or acquisition could constitute a material portion of our then-outstanding shares of Class A Common Stock. Any perceived excess in the supply of our shares in the market could negatively impact our share price and any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, the Stock Incentive Plan (“SIP”), the Employee Stock Purchase Plan (“ESPP”) or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant additional equity awards to employees, directors and consultants under the SIP and grant options to our employees under the ESPP. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

There can be no assurance that we will continue to be able to comply with the continued listing standards of the NYSE.

Our continued eligibility to maintain the listing of our Class A Common Stock and Public Warrants on the NYSE depends on a number of factors, including the price of our Class A Common Stock and Public Warrants and the number of persons that hold our Class A Common Stock and Public Warrants. If the NYSE delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Class A Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that the Class A Common Stock is a “penny stock,” which will require brokers trading the Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Class A Common Stock;

●	a limited amount of news and analyst coverage; and

●	a decreased ability for us to issue additional securities or obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, markets, revenue streams, and competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. Presently, only Roth MKM covers us. If any of the analysts who may cover us adversely change their recommendation regarding our shares of common stock, or provide relatively more favorable recommendations with respect to competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the Stockholders’ Agreement and future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Company Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in the Class A Common Stock unless you sell your Class A Common Stock for a price greater than that which you paid for it.

Our stockholders may experience dilution in the future.

The percentage of shares of the Class A Common Stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, or the exercise of Warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of the Class A Common Stock.

Our Warrants may have an adverse effect on the market price of our Class A Common Stock.

In connection with the Business Combination, we assumed from Colombier, Warrants to purchase 11,450,000 shares of our Class A Common Stock, each exercisable to purchase one share of Class A Common Stock at $11.50 per share. Such Warrants, when and if exercised, will increase the number of issued and outstanding shares of Class A Common Stock and may reduce the value of the Class A Common Stock.

The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Class A common stock and the spread between the exercise price of the Warrant and the price of our Class A common stock at the time of exercise. For example, to the extent that the price of our Class A common stock exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their warrants. If the price of our Class A common stock is less than $11.50 per share, we believe it is much less likely that such holders will exercise their warrants. On March 12, 2024, the closing price of the Class A Common Stock as reported by the NYSE was $4.86 per share, which price was less than the $11.50 per share exercise price of the Private Warrants. There can be no assurance that our Warrants will be in the money after the date of this report and prior to their expiration. Colombier Sponsor LLC and its distributees have the option to exercise the Private Warrants on a cashless basis. Holders of Public Warrants may generally only exercise such Warrants for cash, subject to very limited exceptions in certain circumstances as provided for in the Warrant Agreement relating to the Warrants.

Our Founder and Chief Executive Officer will continue to exercise significant control over our business and operations, including through his holdings of a special Class C Common Stock with majority voting rights.

Michael Seifert, our Founder, President, Chief Executive Officer and Chairman of the Board, hold shares of our Class C Common Stock. Each holder of Class C Common Stock has the right to a number of votes (rounded up to the nearest whole number) per share of Class C Common Stock held of record by such holder as of the applicable record date equal to (i) (x) the total number of shares of Class A Common Stock entitled to vote on such matter as of the applicable record date, plus (y) one hundred (100); divided by (ii) the total number of shares of Class C Common Stock issued and outstanding as of the applicable record date. Consequently, since Mr. Seifert is the sole holder of the Class C Common Stock as of the date of this report, he possesses approximately 50.63% of the voting power of our common equity, and, as a result Mr. Seifert has the ability to control the result of most matters to be voted upon our stockholders. Mr. Seifert’s Class C shares will automatically convert into Class A Common Stock upon transfer (subject to customary exceptions for transfers for estate planning purposes), but Mr. Seifert has agreed not to sell any of his Class C Common Stock during the period (the “Lock-Up Period”) commencing from the Closing and ending on the earlier of (A) the one (1) year anniversary of the date of the Closing, (B) the first date subsequent to the Closing with respect to which the closing price of our Class A Common Stock has equaled or exceeded $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any 30-trading day period commencing at least 150 days after the Closing or (C) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. Mr. Seifert can transfer shares of Class C Common Stock to certain “permitted transferees” without consequence. In addition, although any shares of Class C Common Stock transferred to any person or entity who is not a permitted transferee will automatically convert into shares of Class A Common Stock, the remaining shares of Class C Common Stock, collectively, will continue to control the outcome any vote until such time as the Class C Common Stock is voluntarily converted into Class A Common Stock, or involuntarily converted into Class A Common Stock as a result of Mr. Seifert no longer being an officer or director of PSQ, or upon the transfer of shares Class C Common Stock, individually or in a series of transaction (other than transfers to permitted transferees), of greater than 50% of the number of shares of Class C Common Stock issued and outstanding immediately following closing of the Business Combination.

This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. As a result, such concentrated control may adversely affect the market price of our Class A Common Stock.

We are a “controlled company” within the meaning of NYSE listing standards and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. As a result, you do not and may not in the future have the same protections afforded to shareholders of companies that are subject to such requirements.

We have a dual class structure which allows our Founder, President, Chief Executive Officer and Chairman of the Board, Michael Seifert, to control a majority of the voting power of our common equity. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company.” As a controlled company, elect not to comply with certain corporate governance requirements, specifically (i) that a majority of our Board consist of independent directors and (ii) that director nominees be selected or recommended to the board by independent directors. It is our intention as of the date of this report to comply with the requirement that we have a compensation committee that is composed entirely of independent directors. However, we may at any time after the date of this report elect to avail ourselves of one or more additional controlled company exemptions provided that we continue to qualify as a controlled company. To the extent we rely on any of these exemptions, holders of our Class A Common Stock will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NYSE and we cannot predict the impact this may have on the price of our Class A Common Stock.

Our Warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Common Stock.

In accordance with ASC 815, Derivatives and Hedging (“ASC 815”), the Company’s warrants are classified as derivative liabilities and measured at fair value on its balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Future sales, or the perception of future sales, by us or our stockholders in the public market following could cause the market price for the Class A Common Stock to decline.

The sale of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the us to sell equity securities in the future at a time and at a price that it deems appropriate.

As of the date of this report we have a total of 25,073,575 shares of Class A Common Stock outstanding (i) without giving effect to any awards that may be issued under the SIP, ESPP or any Earnout Shares that may be issued in the future, and (iii) assuming no exercise of the outstanding Warrants. All shares currently held by Public Stockholders and all of the shares issued in the Business Combination to former Private PSQ stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.

In addition, the shares of Class A Company Common Stock reserved for future issuance under the SIP and ESPP will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. A total number of 5,769,864 and 600,000 shares   of the Class A Common Stock have been reserved for future issuance under the SIP and ESPP, respectively. We have filed a registration statement on Form S-8 under the Securities Act to register shares of the Class A Common Stock or securities convertible into or exchangeable for shares of Class A Common Stock issued pursuant to the SIP and ESPP, which automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of the Class A Common Stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of the Class A Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Certain holders of our common stock are entitled to a contingent right to receive Earnout Shares that is conditioned on specific circumstances, of which the occurrence is uncertain, and the failure of any of such circumstances to occur could create potential negative effects such as an increased risk of litigation.

Subject to the terms and conditions set forth in the Merger Agreement, holders of Private PSQ’s common stock prior to the Closing Date and certain executive officers, employees and service providers (collectively, the “Participating Equityholders”) are entitled to receive their pro rata portion of up to 3,000,000 “Earnout Shares” (subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the Closing Date, including to account for any equity securities into which such shares are exchanged or converted) as additional consideration based on the performance of the Class A Common Stock during the five (5) year period after the Closing Date (the “Earnout Period”), as set forth below upon satisfaction of any of the following conditions:

●	in the event that, and upon the date during the Earnout Period on which, the volume-weighted average trading price of the Class A Common Stock quoted on the NYSE (or such other exchange on which our Class A Common Stock is then listed) for any twenty (20) trading days within any thirty (30) consecutive trading day period (the “Earnout Trading Price”) is greater than or equal to $12.50 (“Triggering Event I”), the Participating Equityholders will be entitled to receive an aggregate of 1,000,000 Earnout Shares;

●	in the event that, and upon the date during the Earnout Period on which, the Earnout Trading Price is greater than or equal to $15.00 (“Triggering Event II”), the Participating Equityholders will be entitled to receive an aggregate of 1,000,000 additional Earnout Shares; and

●	in the event that, and upon the date during the Earnout Period on which, the Earnout Trading Price is greater than or equal to $17.50 (“Triggering Event III” and, together with Triggering Event I and Triggering Event II, the “Triggering Events”), the Participating Equityholders will be entitled to receive an aggregate of 1,000,000 additional Earnout Shares.

Whether the Triggering Events will be met is uncertain and depends on factors that may be out of our direct control, such as market conditions and our stock price. The failure of any Triggering Event to occur could give rise to potential litigation and other negative effects because of management’s business decisions, which may negatively impact our stock price.

We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, as modified by the JOBS Act. We may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find securities issued by us less attractive because we elect to rely on these exemptions. If some investors find those securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the closing of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We recognize the critical importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Within our risk management framework, we engage in application security assessments, vulnerability management, penetration testing, security audits, and continuous risk assessments. Additionally, we uphold a range of incident response plans that come into play upon incident detection. We mandate that all employees, including corporate personnel with access to information systems, undergo annual data protection and cybersecurity training as well as compliance programs.

Senior leadership, as part of our enterprise risk assessments, thoroughly evaluates our cybersecurity risks and corresponding mitigations.

Our Principal Security Engineer has over twenty years of experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and secure architecture and design, as well as several relevant certifications, including a Bachelor of Science in Computer Science and security related certifications which includes ISC2 Certified Information Systems Security Professional (CISSP), AWS Security Specialty and Google Cloud Professional Cloud Security Engineer. The Information Security team furnishes routine reports to senior management and pertinent stakeholders, detailing a spectrum of cybersecurity threats, assessments, and discoveries.

Our information security team remains abreast of the latest cybersecurity advancements, staying informed about potential threats and emerging risk management strategies. This continuous learning is vital for proactively preventing, detecting, mitigating, and remediating cybersecurity incidents. Our information security team is responsible for implementing and supervising processes for ongoing monitoring of our information systems, incorporating advanced security measures and regular system audits to pinpoint vulnerabilities. In the event of a cybersecurity incident, our information security team employs a well-defined incident response plan, comprising immediate actions to minimize impact and long-term strategies for remediation and prevention of future incidents.

Our information security team consistently updates the CFO and CEO on all cybersecurity risks and incidents to ensure top management stays informed about our cybersecurity posture and potential risks. Additionally, significant cybersecurity matters and strategic risk management decisions are escalated to the Board of Directors, granting them comprehensive oversight and the ability to provide guidance on critical cybersecurity issues.

To date, we have not experienced any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

Our headquarters are currently located in West Palm Beach, Florida, consisting of approximately 7,053 square feet of office space, and our mailing address there is 250 S. Australian Avenue, Suite 1300, West Palm Beach, Florida 33401. We relocated our headquarters to Florida from California in April 2023. Our lease for this facility expires in January 2025. We continue to maintain approximately 6,881 square feet of office space in California. A number of our employees work remotely across the United States. Our facilities, which are leased, are adequate to meet our current needs though we intend to procure additional space in the future, if and as necessary, as we continue to add employees and expand our business. For D2C products we have introduced and may introduce in the future, we rely and continue to expect to rely on third party contract manufacturers and not be required to acquire or lease our own manufacturing or other facilities.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that are expected to have a material adverse impact on our financial position, results of operations or cash flows, nor have we been to date since inception.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Public Warrants are currently listed on NYSE under the symbols “PSQH” and “PSQH.WS,” respectively.

Holders

As of March 12, 2024, there were 50 holders   of record of our Class A Common Stock, one holder of record of our Class C Common Stock and six holders of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

In 2023, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “PSQ,” “we,” “us,” “our,” and the “Company” are intended to refer to (i) following the Business Combination, the business and operations of PSQ Holdings, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, Private PSQ (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

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

We incorporated PSQ Holdings, Inc. in February of 2021, began development of our digital platform (mobile app and website) in May 2021 and launched our initial product regionally in San Diego County, California in October 2021 on iOS, Android and on our website. After 10 months of testing in various markets and courting member feedback, we launched the Platform nationwide on July 4, 2022. As of December 31, 2023, on the Platform we have more than 1.6 million active consumer members (defined as unique consumer membership accounts for which we have received all required contact information and which have not been deactivated or deleted since our reception) and more than 75,000 business members from a wide variety of industries.

On February 23, 2023, PSQ completed a stock-for-stock transaction to purchase 100% of the outstanding shares of EveryLife, Inc. (“EveryLife”), a Delaware corporation, in exchange for 1,071,229 shares of common stock, par value $0.001 per share, of Private PSQ (“Private PSQ Common Stock”).

The mailing address of PSQ’s principal executive office is 250 S. Australian Avenue, Suite 1300, West Palm Beach, Florida 33401.

Recent Developments

On March 13, 2024, the Company entered into a note purchase agreement for a 9.75% private placement convertible note for $10,000,000 invested by a board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova transaction. The funds are currently held in escrow and the investment is subject to stockholder approval of the issuance of the underlying shares as part of the Company's annual shareholder meeting.

Credova Merger Agreement

On March 13, 2024  , the Company entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub” and, together with PSQ, the “Buyer Parties”), Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement (“Credova Merger”).

Credova assists consumers, lenders, and retailers in offering point-of-sale financing products. Credova has developed and maintains an internet-based proprietary retail finance platform and related application programming interfaces (“APIs”) through which Credova, certain FDIC and NCUA insured financial institutions, and other financial institutions authorized by Credova (each a “Financing Partner”), and merchants can dynamically offer certain financing products (collectively, the “Services”).

Pursuant to the Credova Merger Agreement, on March 13 2024, the transactions which are the subject of the Credova Merger Agreement were consummated (the “Closing”) and Merger Sub merged with and into Credova (the “Merger”), with Credova surviving as a wholly-owned subsidiary of PSQ. In connection with the Merger, each share of Credova was converted into the right to receive newly-issued shares of our Class A common stock (“Class A Common Stock”), delivered to the Credova stockholders at the Closing (“Credova Stockholders”).

As consideration for the Merger, Credova stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. Assuming they are not subject to indemnity claims, the Escrow Shares remaining in escrow upon the 12-month anniversary of the Closing will be released and distributed pro rata to the former stockholders of Credova.

Prior to the execution of the Credova Merger Agreement, Credova, PSQ and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the Closing, the Participating Noteholders delivered their subdebt notes of Credova for cancellation,, in exchange for newly-issued replacement notes issued by PSQ, convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes have 9.75% simple interest per annum and ten-year maturity dates.

Pursuant to the terms of the Replacement Notes, at any time after the Closing, Participating Noteholders may elect to convert their Replacement Notes into a number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 4.63641, subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus (i) between the Closing and the first anniversary of the Closing, 120% of the then outstanding principal amount, (ii) between the first anniversary and the second anniversary of the Closing, 105% of the then outstanding principal amount and (iii) after the second anniversary of the Closing, the then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A Common Stock if the daily volume-weighted average trading price of the Company Class A Common Stock exceeds 140% of the Conversion Price on each of at least ten consecutive trading days during the twenty trading day period prior to notice of such required conversion.

The Credova Merger meets the criteria to be accounted for as a business combination and will be accounted for using the acquisition method of accounting, with the Company being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Credova and its subsidiaries will be recorded at their respective fair values as of the date of completion of the Credova Merger and added to the Company’s and the difference between the fair value of the consideration paid for the acquired entity and fair value of the net assets acquired will be recorded as goodwill. We have not yet completed the purchase accounting for the Credova Merger, including determining the preliminary fair value of the assets acquired and liabilities assumed. The preliminary purchase price allocation is expected to be completed in the first quarter of fiscal year 2024 and is subject to change for up to one year subsequent to the closing date of the Credova Merger. Determining the fair value of the assets and liabilities of Credova requires judgment and certain assumptions to be made.

Launch of the Platform

On November 1, 2023, the Company officially launched its Platform functionality on mobile and desktop devices. The Platform features a single-cart shopping experience where consumers can purchase a variety of products from multiple vendors in one transaction. The Company has built its Platform with multiple user experience enhancements and is experiencing tremendous engagement from businesses with over 450,000 products now available for purchase.

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

On July 19, 2023 (the “Closing Date”), we consummated the Business Combination, pursuant to the terms of the Merger Agreement.

The Business Combination (as defined in the Merger Agreement) was accounted for as a reverse recapitalization in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Under this method of accounting, Colombier was treated as the “acquired” company for financial reporting purposes and PSQ was treated as the “acquirer.”

Upon the closing of the Business Combination, the CEO possessed approximately 52.62% of the voting power of the Combined Company through the issuance to him of shares of Class C Common Stock in connection with the Business Combination. As of the date of this report, the CEO controls approximately 50.63% of our outstanding voting power due to his ownership of all of our outstanding shares of Class C Common Stock.

Components of Results of Operations

During the years ended December 31, 2023 and 2022, our net loss was $53.3 million and $7.0 million, respectively. Our net loss increased in 2023 from 2022, largely due to the $14.6 million increase in the fair value of the convertible notes, $1.3 million increase in fair value of the warrant liabilities, as well as $6.8 million related to transaction costs incurred due to the business combination and $6.7 million of share-based compensation incurred, this was partially offset by a $1.7 million decrease in fair value of the earn-out liabilities. Our operating expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in the Platform, as well as a result of becoming a public company. We have not been profitable since inception, and as of December 31, 2023 and December 31, 2022, our accumulated deficit was $62.2 million and $8.9 million, respectively. Since inception, we have financed our operations primarily through equity and debt raises.

Revenues, net

We generate revenues primarily from our Marketplace through advertising and eCommerce sales and through our Brands through product sales.

Marketplace

Our advertising revenues are derived from short-term, typically multi-month fixed price contracts for advertising subscription arrangements. Revenues from subscription contracts are recognized using the “over-time” method of revenue recognition. Accordingly, we recognize revenues over-time as the advertisements are displayed over the subscription period and the service is being consumed by the business member simultaneously over the period of service. Over-time revenue recognition is based on an input measure of progress. Each advertisement has a contractual revenue value and an estimated cost. The over-time revenue is recognized over the contract term as the Company performs on its performance obligation.

Additionally, we recognize advertising revenue from push notifications and email blasts at the point of delivery. Push notifications and email blasts are considered delivered when an advertisement is displayed to users.

E-commerce revenue is generated from the Platform. The Platform features a single cart shopping experience where consumers can purchase a variety of products from multiple vendors in one transaction. The Company is not the seller of record in these transactions. The commissions revenue earned from these arrangements are recognized at the point of sale on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services.

In the future, in addition to greater levels of advertising revenue expected as a result of the growth of our marketplace, we also expect to realize increased amounts of business-to-business (“B2B”) revenue and e-commerce transactional revenue as we expand our business operations into those areas.

Brands

Our brand revenues have been derived primarily from our sale of products.

In July 2023, the Company launched the EveryLife business and began to generate revenue through the sale of diapers and wipes to consumers by way of the EveryLife’s website. In November 2023, EveryLife’s products became available for purchase on the Platform. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement.

For a description of our revenue recognition policies, see Note 3, Summary of Significant Accounting Policies, in our consolidated financial statements.

Cost of Sales - Services (exclusive of depreciation and amortization)

Cost of sales- services (exclusive of depreciation and amortization) consists of the direct costs incurred in building and running the Platform. We recognize the cost of revenue associated with personnel costs, general administrative expenses, and fees related to servers that assist in hosting the Platform.

Cost of goods sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) includes the purchase price of merchandise sold to customers, inbound and outbound shipping and handling costs, freight and duties, shipping and packaging supplies and warehouse fulfillment costs incurred.

Operating Expenses

Operating expenses primarily include general and administrative, sales and marketing, research and development, and depreciation and amortization. The most significant component of our operating expenses is personnel-related costs such as salaries, benefits, share-based and variable compensation. We expect our personnel-related costs as a percentage of total costs to decrease over time.

We expect to continue to invest substantial resources to support our growth. We anticipate that each of the following categories of operating expenses, other than transaction costs incurred in connection with the Business Combination, will increase in absolute dollar amounts and decrease as a percentage of revenue for the foreseeable future.

Transaction costs incurred in connection with the Business Combination

Transaction costs incurred in connection with the Business Combination primarily consists of professional fees, travel expenses and one-time share-based payments to non-employee advisors and influencers.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of information technology, professional services, insurance, travel, and other administrative expenses. We expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, employee benefits, consultant fees, commissions, and direct marketing costs related to the promotion of PSQ’s platforms/solutions and certain costs related to the acquisition of both consumer and business members on the Platform. As a result, we expect that sales expenses will increase in absolute dollars in future periods as we increase marketing activities, grow our operations, and continue to build our brand awareness, but decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.

Research and Development Expenses

Research and development expenses consist primarily of salaries, employee benefits and consultant fees related to our development activities to originate, develop, and enhance the Platform. We expect research and development expenses to increase over time due to growth in our engineering and product teams, especially related to the continued development of e-commerce functionality.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of amortization of capitalized software development costs.

Non-Operating Income and Other Items

Other Income, Net

Other income, net primarily relates to realized and unrealized gains on our available for sale investments for the year ended December 31, 2023 and Employee Retention Tax Credit (“ERTC”) and the Research and Development Tax Credit (“R&D Tax Credit”) for the year ended December 31, 2022.

Change in fair value of convertible promissory notes

Changes in the fair value of the convertible promissory notes are recorded in the consolidated statement of operations. The convertible promissory notes represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the convertible promissory notes liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible promissory notes’ issuance date with a charge to expense. The convertible promissory notes were converted to equity at the close of the Business Combination.

Change in fair value of earnout liabilities

Changes in the fair value of earnout liabilities are recorded in the consolidated statement of operations. The earn-out liabilities represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the earnout liability at its fair value at each reporting period.

Change in fair value of warrant liabilities

Changes in the fair value of warrant liabilities are recorded in the consolidated statement of operations. The warrant liabilities represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the warrant liabilities at its fair value at each reporting period.

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

Total Active Consumer Members on Platform

We perform calculations utilizing total active consumer members on the Platform as a measure of the reach of our app and website over time. Total active members, as defined by us, are unique consumer membership accounts for which we have received all required contact information, and which have not been deactivated or deleted. These numbers are based on data provided directly from our database. Total active consumer members on the Platform do not include unique visitors to the site nor individuals who download the app but do not create an account to login. Our definition of total active consumer members may differ from similar definitions and metrics used by other companies.

Total active consumer members on the Platform were over 1.6 million at December 31, 2023, an increase of 338% from December 31, 2022. We believe that significant growth in our total active consumer members is attributable to earned media, word of mouth referrals, our outreach program and consumer interest in the Platform.

*please note that PSQ introduced guest browsing November 1, 2023

Total Business Members on Platform

We calculate the total business members on the Platform as a measure of the reach of our app and website over time. Total business members represent unique business members who have been verified and added to the platform by our team. Total business members do not include business members that were not approved by our team to be on the Platform. Our definition of total business members on the Platform may differ from similar definitions and metrics used by other companies.

Total business members increased to over 75,000 at December 31, 2023, an increase of 130% from December 31, 2022. We believe that the significant growth in the total business members on the Platform is attributable to earned media, word of mouth referrals, and our Outreach Program.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the audited consolidated financial statements for the years ended December 31, 2023 and 2022 found elsewhere in this document.

The following table sets forth our consolidated statement of operations for the years ended December 31, 2023 and 2022, and the dollar and percentage change between the two periods:

	For the years ended December 31,		Variance	Variance
	2023	2022	($)	(%)

Net services sales - Marketplace	$2,987,406	$475,175	$2,512,231	529%
Net product sales - Brands	2,698,581	-	2,698,581	NM
Total net revenues	5,685,987	475,175	$5,210,812	1097%
Costs and expenses:
Cost of sales - services (exclusive of depreciation and amortization expense shown below)	1,829,066	716,102	1,112,964	155%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	1,969,147	-	1,969,147	NM
General and administrative	15,222,451	2,016,638	13,205,813	655%
Sales and marketing	12,096,211	2,550,418	9,545,793	374%
Transaction costs incurred in connection with the Business Combination	6,845,777	-	6,845,777	NM
Research and development	4,626,625	1,446,347	3,180,278	220%
Depreciation and amortization	2,442,706	842,195	1,600,511	190%
Total operating expenses	45,031,983	7,571,700	37,460,283	495%
Operating loss	(39,345,996)	(7,096,525)	(32,249,471)	454%
Other income (expense):
Other income, net	340,807	118,158	222,649	188%
Change in fair value of convertible promissory notes	(14,571,109)	-	(14,571,109)	NM
Change in fair value of earn-out liabilities	1,740,000	-	1,740,000	NM
Change in fair value of warrant liabilities	(1,313,500)	-	(1,313,500)	NM
Interest (expense) income	(177,444)	591	(178,035)	-30124%
Loss before income taxes	(53,327,242)	(6,977,776)	(46,349,466)	664%
Income tax expense	1,945	800	1,145	143%
Net loss	$(53,329,187)	$(6,978,576)	$(46,350,611)	664%

NM* — Percentage change not meaningful.

Revenues, net

	For the years ended December 31,
	2023	2022
Revenues, net:
Marketplace
Advertising and eCommerce sales	$2,987,406	$475,175
Brands
Product sales	3,185,931	-
Returns and discounts	(487,350)	-
Total Brand revenues, net	2,698,581	-
Total revenues, net	$5,685,987	$475,175

Total revenues, net increased by $5.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was driven by net product sales - Brands of $3.2 million offset by returns and discounts of $0.5 million, as well as an increase in the business member base, launch of eCommerce sales and promotion of new advertising features on the Platform, which resulted in additional Net services sales - Marketplace of $2.5 million.

Cost of sales - services (exclusive of depreciation and amortization)

  Cost of sales (exclusive of depreciation and amortization) increased by $1.1 million, or 155%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was mainly due to an increase in personnel expenses.

Cost of goods sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) increased by $2.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was mainly due to the launch of product sales in July 2023.

General and Administrative Expense

General and administrative expense increased by $13.2 million, or 655%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to the growth and expansion of our operations as well as costs related to being a public company, specifically a $7.2 million increase in staffing-related costs, a $2 million increase in professional services, a $1 million increase in software costs, a $0.8 million increase in insurance costs, and $0.6 million increase in acquisition costs as well as a $1.6 million increase in other administrative expenses.

Sales and Marketing Expense

Sales and marketing expense increased by $9.5 million, or 374%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to an increase in expenses related to the Outreach Program, as well as brand awareness campaigns.

Transaction costs incurred in connection with the Business Combination

Transaction costs incurred in connection with the Business Combination for the year ended December 31, 2023 include legal fees of $5.0 million, accounting fees of $0.8 million, travel and other expenses of $0.3 million and a one-time share-based payment expense of $0.7 million for immediately-vested RSUs issued to non-employee influencers and advisors.

Research and Development Expense

Research and development expense increased by $3.2 million, or 220%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to an increase in staffing-related costs in our product and engineering teams, as well as costs related to computer software, hardware, and other administrative expenses.

Depreciation and amortization

Depreciation and amortization expense increased $1.6 million, or 190% for year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily related to the amortization of capitalized software development costs.

Other Income, net

Other income, net increased by $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily related to the realized gain on short term investments.

Change in fair value of convertible promissory notes

The change in fair value of convertible promissory notes represents the premium recorded on the convertible promissory note’s date with a charge to expense. The convertible promissory notes were converted to equity at the close of the Business Combination.

Change in fair value of earnout liabilities

Changes in the fair value of earnout liabilities of $1.7 million represents the decrease in fair value of the earn-out liabilities from the date of the Business Combination through December 31, 2023.

Change in fair value of warrant liabilities

Changes in the fair value of warrant liabilities of $1.3 million represents the net increase in fair value of the warrant liabilities from the date of the Business Combination through December 31, 2023.

Interest Expense, net

Interest expense, net increased by $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to the interest expense on the convertible promissory notes that were subsequently converted in connection with the closing of the Business Combination.

Income Tax Expense

Income tax expense increased by an insignificant amount for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources

Historically, we have financed operations primarily through cash generated from equity and debt raises. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures. Our principal long-term working capital uses include increasing our advertising and marketing exposure, expanding our internal engineering and product teams, developing and launching direct-to-consumer (“D2C”) products, and developing and rolling out e-commerce capabilities.

Longer term, our expected liquidity and capital requirements will likely consist of research and development needed to identify additional D2C and business-to-business (“B2B”) opportunities as well as potential strategic acquisitions. We do not currently anticipate that growth and expansion into new areas, such as D2C consumer products, will require us to make significant capital investments in our business, as we plan to employ an “asset light” business model and rely on third party manufacturers and other outsourced third-party relationships as we build this part of our business.

As of December 31, 2023 and December 31, 2022, our cash and cash equivalents balance was $16.4 million, and $2.3 million, respectively. Cash and cash equivalents consist of interest-bearing deposit accounts managed by third-party financial institutions, and highly liquid investments with maturities of one year or less.

From March through June 2023, we issued $22.5 million in convertible promissory notes (“Notes”), of which $22.5 million were received as of June 30, 2023, as part of a permitted financing under the Merger Agreement. The Notes were unsecured obligations and earned interest at a rate of 5% per annum. In July 2023, in connection with the consummation of the Business Combination, the Notes automatically converted into shares of PSQ Common Stock immediately prior to completion of the Business Combination at a conversion rate based upon an implied $100 million fully diluted pre-money valuation of Private PSQ, excluding the Notes. Upon such conversion and before giving effect to the Merger, the shares of Private PSQ Common Stock issued in respect of the aggregate balances under all Notes represented approximately 18.4% of the total outstanding shares of Private PSQ Common Stock. The Notes were issued in a private placement transaction exempt from registration under the Securities Act of 1933, as amended.

In conjunction with the consummation of the Business Combination, we received proceeds totaling $34,938,880 in July 2023, after giving effect to Colombier’s stockholder redemptions and before payment of transaction expenses, which will be utilized to fund our operations and growth plans. To the extent our Warrants are exercised for cash, we will receive up to an aggregate of approximately $131.7 million from the exercises thereof. On March 12, 2024, the closing price of the Class A Common Stock as reported by the NYSE was $4.86 per share, which price was less than the $11.50 per share exercise price of the Warrants. There can be no assurance that the trading price of our Class A Common Stock will exceed the exercise price per share of the Warrants after the date of this report and prior to their expiration. Until such time occurs, holders of our Warrants are less likely to exercise their Warrants for cash. In considering our capital requirements and sources of liquidity, we have not assumed or relied on the receipt of any proceeds from potential future exercises of the Warrants.

On March 13, 2024, the Company entered into a note purchase agreement for a 9.75% private placement convertible note for $10,000,000 invested by a board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova transaction. The funds are currently held in escrow and the investment is subject to stockholder approval of the issuance of the underlying shares as part of the Company's annual shareholder meeting.

Also in March 2024, we completed an acquisition of Credova in exchange for the issuance of shares of our common stock. Additionally, Credova generates positive cash flow from operations.

We believe that as a result of the Business Combination, convertible note proceeds, and acquisition of Credova, our existing cash and short-term investments will be sufficient to fund operations and capital needs for at least one year from the date the consolidated financial statements were issued for the year ended December 31, 2023.

Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and extent of spending by us to support further sales and marketing and research and development efforts, the degree to which we are successful in launching new business initiatives such as our e-commerce and D2C business initiatives and the cost associated with these initiatives, and the growth of our business generally. In order to finance these opportunities and associated costs, it is possible that we will need to raise additional financing if the proceeds realized by us from the Merger are insufficient to support our business needs. While we believe that the proceeds realized by us through the Merger will be sufficient to meet our currently contemplated business needs, we cannot assure you that this will be the case. If additional financing is required by us from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations and financial condition would be materially and adversely affected.

Comparison of the Years Ended December 31, 2023 and 2022

The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

	For the years ended December 31,
	2023	2022	Variance
Net cash used in operating activities	$(25,764,078)	$(6,034,149)	(19,729,929)
Net cash used in investing activities	(3,324,227)	(1,554,334)	(1,769,893)
Net cash provided by financing activities	43,203,930	9,519,485	33,684,445

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $25.8 million compared to $6.0 million used in operating activities during the year ended December 31, 2022. The increase in cash used in operating activities was due to an overall increase in operating expenses, resulting in an increased net loss of $53.3 million (which includes the increase in fair value of Notes of $14.6 million and change in fair value of the warrants of $1.3 million). This was partially offset with a decrease in fair value of earn-out liabilities of $1.7 million, an increase in non-cash expenses of $1.6 million for depreciation and amortization and share-based compensation of $6.7 million. Also offsetting this was an increase in cash provided by operating assets and liabilities of $4.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $3.3 million, an increase of $1.7 million from cash used in investing activities of $1.6 million for the year ended December 31, 2022. The increase was primarily due to additional costs incurred with the internally developed software (the gross capitalized software development costs, net of retired assets included in intangible assets as of December 31, 2023 were $5.0 million).

Net Cash Provided by Financing Activities

Net cash provided by financing activities for year ended December 31, 2023 was $43.2 million compared to $9.5 million provided by financing activities for the year ended December 31, 2022. The increase was primarily due to $22.5 million of proceeds from the issuance of Notes, $18.1 million of proceeds from the reverse recapitalization and $2.6 million of proceeds from the issuance of Private PSQ Common Stock.

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

Adjusted EBITDA

We define adjusted EBITDA, a non-GAAP financial measure, as net earnings (loss) before interest and other expenses, net, income tax expense, depreciation and amortization, as adjusted to exclude change in fair value of our financial instruments, other income (expense), net, transaction expenses, acquisition costs and share-based compensation expense. We utilize adjusted EBITDA as an internal performance measure in the management of our operations because we believe the exclusion of these non-cash and non-recurring charges allow for a more relevant comparison of our results of operations to other companies in our industry. Adjusted EBITDA should not be viewed as a substitute for net loss calculated in accordance with GAAP, and other companies may define adjusted EBITDA differently.

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the years ended December 31,
	2023	2022
Net loss	(53,329,187)	(6,978,576)
Excluding:
Interest expense, net	177,444	(591)
Income tax expense	1,945	800
Change in fair value of convertible notes	14,571,109	-
Change in fair value of earnout liabilities	(1,740,000)	-
Change in fair value of warrant liabilities	1,313,500	-
Other income, net	(340,807)	(118,158)
Depreciation and amortization	2,442,706	842,195
Transaction costs incurred in connection with the Business Combination	6,845,777	-
Share-based compensation (exclusive of what is shown above in transaction costs)	5,998,019	-
Transaction costs incurred in connection with potential acquisitions	550,792	-
Adjusted EBITDA	(23,508,702)	(6,254,330)

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Significant Management Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, balance sheet, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this report. Our critical accounting policies are described below.

Revenue Recognition

[1] Marketplace Revenues

eCommerce revenues

The Platform features a single cart shopping experience where consumers can purchase a variety of products from multiple vendors in one transaction. The Company is not the seller of record in these transactions. The commissions revenue earned from these arrangements are recognized on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission and processing fees are recognized when the corresponding transaction is confirmed by the buyer and seller. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction.

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

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record third-party logistics provider fees paid as an expense. These fees are recorded shipping and handling expenses within cost of goods sold and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct the third-party logistics provider to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to make any returns made by customers directly to logistic providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, fulfills the goods to the customer and can limit quantities or stop selling the goods at any time.

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary.

Capitalized Software

The Company capitalizes costs related to the development of its internal accounting software and certain projects for internal use in accordance with ASC 350 - Intangibles – Goodwill and Other. The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method. Software development costs expensed and not capitalized, which are included in research and development expense in the accompanying consolidated statements of operations, were approximately $1,078,000 and $170,000 for years ended December 31, 2023, and 2022, respectively.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic, ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 11) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Share-Based Compensation

The Company recognizes an expense for share-based compensation awards based on the estimated fair value of the award on the date of grant.

The Company accounts for share-based compensation under the provisions of ASC Topic 718. As noted above, ASC Topic 718 requires that share-based payment transactions with employees and non-employees, in certain cases, be recognized in the consolidated financial statements based on their fair value. As of December 31, 2023 there were 2,354,989 units outstanding. At December 31, 2022, there were no board approved grants of share-based compensation awards.

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

Any contingent consideration (“Earnout liabilities”) is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

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

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements for the years ended December 31, 2023 and 2022.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including controls surrounding the preparation of the condensed consolidated statement of cash flows. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of the ongoing implementation of our plan to remediate the material weakness described above.

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On November 21, 2023, Omeed Malik Advisors LLC, an entity controlled by Omeed Malik, a member of our Board, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,200,000 of our Warrants. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 21, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections

Not applicable.

PART III - OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act, and information regarding the committees of the Company’s Board of Directors is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the caption “Proposal I — Election of Directors.”

The Company has adopted a Code of Ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Investor Relations section of our website.

Item 11. Executive Compensation

Information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement under the captions “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Share-Based Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Transactions with Certain Related Persons” and “Proposal I — Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

*	UHY LLP, PCAOB Firm ID No. 1195

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report on Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated as of February 27, 2023, by and among Colombier Acquisition Corp., PSQ Holdings, Inc., Colombier-Liberty Acquisition, Inc., and Colombier Sponsor LLC in its capacity as Purchaser Representative thereunder (incorporated herein by reference to Annex A to the Proxy Statement/Prospectus filed on June 30, 2023).
2.2†	Agreement and Plan of Merger, dated as of March 13, 2024, by and among PSQ Holdings, Inc., Cello Merger Sub, Inc., Credova Holdings, Inc., and Samuel L. Paul in the capacity as Seller Representative (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 14, 2024).
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2023)
4.1*	Description of Securities of the Registrant.
4.2	Warrant Agreement, dated June 8, 2021, between Colombier and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.1 to Colombier’s Current Report on Form 8-K filed on June 11, 2021).
4.3	Form of 9.75% Convertible Note (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 14, 2024).
4.4	Form of Private Placement 9.75% Convertible Note (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 14, 2024).
10.1	Amended and Restated Registration Rights Agreement, by and among PSQ Holdings, Colombier Sponsor LLC and certain security holders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2023).
10.2#	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 25, 2023).
10.3#	PSQ Holdings, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 25, 2023).
10.4#	PSQ Holdings, Inc. 2023 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 25, 2023).
10.5#	Employment Agreement, between PSQ Holdings, Inc. and Michael Seifert, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on July 25, 2023).
10.6#	Employment Agreement, between PSQ Holdings, Inc. and Sebastian Harris, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on July 25, 2023).
10.7#	Employment Agreement, between PSQ Holdings, Inc. and Bradley Searle, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on July 25, 2023).
10.8#	Non-Competition and Non-Solicitation Agreement, between PSQ Holdings, Inc. and Michael Seifert, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on July 25, 2023).
10.9#	Non-Competition and Non-Solicitation Agreement, between PSQ Holdings, Inc. and Sebastian Harris, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on July 25, 2023).
10.10#	Non-Competition and Non-Solicitation Agreement, between PSQ Holdings, Inc. and Bradley Searle, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on July 25, 2023).

10.11	Consulting Agreement, dated June 14, 2023, between EveryLife Inc. and C6 Creative Consulting, Inc. (incorporated herein by reference to Exhibit 10.18 to Colombier’s Amendment No. 3 to Registration Statement S-4 filed on June 26, 2023).
10.12	Form of Lock-Up Agreement, dated as of February 27, 2023, by and among Colombier, the Colombier Sponsor, and certain Private PSQ stockholders (incorporated herein by reference to Colombier’s Current Report on Form 8-K filed on February 28, 2023).
10.13	Letter Agreement, dated June 8, 2021, by and among Colombier, its officers and directors and the Sponsor (incorporated herein by reference to Colombier’s Current Report on Form 8-K filed on June 11, 2021).
10.14	Engagement Letter Agreement between PSQ Holdings, Inc. and Farvahar Capital LLC, dated August 13, 2023 (incorporated herein by reference to our Quarterly Report on Form 10-Q filed on November 14, 2023).
10.15#+	Separation Agreement between PSQ Holdings, Inc. and Sebastian Harris, effective as of August 25, 2023 (incorporated herein by reference to Exhibit 10.14 to our Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-273830) filed with the SEC on September 8, 2023).
10.16*	Consulting Agreement, dated November 29, 2023, between PSQ Holdings, Inc. and C6 Creative Consulting, Inc.
10.17#	First Amendment to the PSQ Holdings, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Annex A to our Proxy Statement filed on December 8, 2023).
10.18

Form of Non-Competition and Non-Solicitation Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 14, 2024).

10.19

Form of Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 14, 2024).

10.20

Form of Noteholder Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2024).

10.21

Form of Employee Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 14, 2024).

10.22

Form of Note Exchange Agreement, dated as of March 13, 2024, by and between Credova Holdings, Inc., PSQ Holdings, Inc. and the party thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2024.

10.23

Form of Registration Rights Agreement, dated as of March 13, 2024 by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on March 14, 2024).

10.24	Form of Note Purchase Agreement, dated as of March 13, 2024 by and between PSQ Holdings, Inc. and each investor named on the signature page thereto (incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on March 14, 2024).
10.25	Form of Private Placement Registration Rights Agreement, dated as of March 13, 2024 by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on March 14, 2024).
10.26	Form of Note Purchaser Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on March 14, 2024).
10.27	Stockholder Support Agreement, dated as of March 13, 2024 by and among Michael Seifert and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on March 14, 2024).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Executive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.

†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

Item 16. Form 10-K Summary

None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PSQ Holdings. Inc. (dba PublicSquare)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PSQ Holdings, Inc. and subsidiaries (dba PublicSquare) (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

Melville, New York

March 14, 2024

PSQ HOLDINGS, INC. (dba PublicSquare)

Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$16,446,030	$2,330,405
Accounts receivable, net	204,879	-
Inventory	1,439,182	-
Prepaid expenses and other current assets	3,084,576	289,379
Total current assets	21,174,667	2,619,784
Property and equipment, net	127,139	26,723
Intangible assets, net	3,557,029	1,267,673
Operating lease right-of-use assets	324,238	293,520
Deposits	63,546	7,963
Total assets	$25,246,619	$4,215,663

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,828,508	$424,065
Accrued expenses	1,641,553	41,494
Deferred revenue	225,148	49,654
Operating lease liabilities, current portion	310,911	169,275
Total current liabilities	4,006,120	684,488
Earn-out liabilities	660,000	-
Warrant liabilities	10,130,000	-
Operating lease liabilities	16,457	129,762
Total liabilities	14,812,577	814,250
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Class A Common stock, $0.0001 par value; 500,000,000 authorized shares; 24,410,075 shares and 11,806,007 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,441	1,181
Class C Common stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of December 31, 2023 and December 31, 2022	321	321
Additional paid in capital	72,644,419	12,383,475
Subscription receivable	-	(99,612)
Accumulated deficit	(62,213,139)	(8,883,952)
Total stockholders’ equity	10,434,042	3,401,413
Total liabilities and stockholders’ equity	$25,246,619	$4,215,663

 The accompanying notes are an integral part of these consolidated financial statements.

 PSQ HOLDINGS, INC. (dba PublicSquare)

Consolidated Statements of Operations

	Year ended December 31,
	2023	2022

Net services sales - Marketplace	$2,987,406	$475,175
Net product sales - Brands	2,698,581	-
Total net revenues	5,685,987	475,175
Costs and expenses:
Cost of sales - services (exclusive of depreciation and amortization expense shown below)	1,829,066	716,102
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	1,969,147	-
General and administrative	15,222,451	2,016,638
Sales and marketing	12,096,211	2,550,418
Transaction costs incurred in connection with the Business Combination (Note 4)	6,845,777	-
Research and development	4,626,625	1,446,347
Depreciation and amortization	2,442,706	842,195
Total operating expenses	45,031,983	7,571,700
Operating loss	(39,345,996)	(7,096,525)
Other income (expense):
Other income, net	340,807	118,158
Change in fair value of convertible promissory notes	(14,571,109)	-
Change in fair value of earn-out liabilities	1,740,000	-
Change in fair value of warrant liabilities	(1,313,500)	-
Interest (expense) income	(177,444)	591
Loss before income taxes	(53,327,242)	(6,977,776)
Income tax expense	1,945	800
Net loss	$(53,329,187)	$(6,978,576)

Net loss per common share, basic and diluted	$(2.43)	$(0.61)
Weighted average shares outstanding, basic and diluted	21,964,451	11,496,653

The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at December 31, 2021	-	$-	485,731	$486	-	$-	$2,799,994	$(34,600)	$(1,905,376)	$860,504
Retroactive application of Business Combination (Note 1)	-	-	5,761,113	139	3,213,678	321	(460)	-	-	-
Balance at December 31, 2021, as adjusted	-	-	6,246,844	625	3,213,678	321	2,799,534	(34,600)	(1,905,376)	860,504
Issuance of common stock for cash	-	-	5,559,163	556	-	-	9,583,941	-	-	9,584,497
Repayment of subscription payable	-	-	-	-	-	-	-	(65,012)	-	(65,012)
Net loss	-	-	-	-	-	-	-	-	(6,978,576)	(6,978,576)
Balance at December 31, 2022	-	-	11,806,007	1,181	3,213,678	321	12,383,475	(99,612)	(8,883,952)	3,401,413
Issuance of common stock for cash	-	-	1,447,523	145	-	-	2,499,979	-	-	2,500,124
Receipt of subscription receivable	-	-	-	-	-	-	-	100,012	-	100,012
Issuance of common stock for asset acquisition	-	-	1,071,229	107	-	-	1,334,751	-	-	1,334,858
Repayment of subscription payable	-	-	-	-	-	-	-	(400)	-	(400)
Conversion of notes to common stock	-	-	3,984,388	397	-	-	37,293,626	-	-	37,294,023
Issuance of common stock upon Business Combination	-	-	7,735,151	774	-	-	12,426,006	-	-	12,426,780
Forfeiture of shares	-	-	(1,704,223)	(170)	-	-	170	-	-	-
Issuance of shares for fully vested restricted stock units	-	-	70,000	7	-	-	(7)	-	-	-
Share-based compensation	-	-	-	-	-	-	6,706,419	-	-	6,706,419
Net loss	-	-	-	-	-	-	-	-	(53,329,187)	(53,329,187)
Balance at December 31, 2023	-	$-	24,410,075	$2,441	3,213,678	$321	$72,644,419	$-	$(62,213,139)	$10,434,042

The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(53,329,187)	$(6,978,576)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	2,442,706	842,195
Share-based compensation	6,706,419	-
Realized gain on short term investment	(173,644)	-
Change in fair value of convertible notes	14,571,109	-
Change in fair value of warrant liabilities	1,313,500	-
Change in fair value of earn-out liabilities	(1,740,000)	-
Amortization of right-of-use assets	216,138	52,836
Interest expense	58,706	-
Changes in operating assets and liabilities:
Accounts receivable	(204,879)	-
Inventory	(1,439,182)	-
Prepaid expenses and other current assets	(224,278)	(257,226)
Deposits	(55,583)	(5,463)
Accounts payable	2,711,585	280,730
Accrued expenses	3,425,542	29,020
Deferred revenue	175,494	49,654
Operating lease liabilities	(218,524)	(47,319)
Net cash used in operating activities	(25,764,078)	(6,034,149)

Cash flows from Investing Activities
Software development costs	(3,150,925)	(1,509,404)
Purchases of short-term investments	(10,049,870)	-
Proceeds from the sale of short-term investments	10,223,514	-
Purchase of intangible assets and trademarks	(233,881)	(15,000)
Purchases of property and equipment	(113,065)	(29,930)
Net cash used in investing activities	(3,324,227)	(1,554,334)

Cash flows from Financing Activities
Proceeds from convertible note payable	22,500,000	-
Net proceeds from reverse recapitalization	18,104,194	-
Repayment of subscription payable	(400)	-
Issuances of common stock	2,600,136	9,519,485
Net cash provided by financing activities	43,203,930	9,519,485
Net increase in cash and cash equivalents	14,115,625	1,931,002
Cash and cash equivalents, beginning of period	2,330,405	399,403
Cash and cash equivalents, end of the period	$16,446,030	$2,330,405

Supplemental Cash Flow Information
Recording of right of use asset and lease liability	$246,856	$346,356
Subscription receivable	$-	$100,012
Promissory notes, inclusive of accrued interest converted to equity	$37,294,022	$-
Initial recognition of Earn-out liability	$2,400,000	$-
Acquisition of warrant liability	$8,816,500	$-
Prepaid expenses assumed in connection with business combination	$2,570,919	$-
Liabilities paid through the trust	$1,778,672	$-
Liabilities assumed in connection with business combination	$92,929	$-
Stock for stock transfer	$1,334,858	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

PSQ Holdings, Inc. dba PublicSquare (the “Company”, “PublicSquare”, “PSQ”) is a Delaware corporation headquartered in Florida. PublicSquare and its subsidiaries (collectively, the “Company”) is a values-focused organization that provides other values-focused (patriotic, American made, etc.) small businesses with a platform to access consumers that are drawn to patriotic values. The Company generates revenue from eCommerce, advertising and product sales.

The PSQ platform (the “Platform”) can be accessed through two primary means:

●	Mobile application — Our mobile app is available for both iOS and Android-based devices.

●	Web — Users can access our full platform at PublicSquare.com.

In February 2023, the Company acquired the assets of EveryLife, Inc. (“EveryLife”) by way of a stock for stock exchange. Pursuant to that agreement, the Company acquired a brand name in exchange for 1,071,229 shares of the Company’s common stock. On July 13, 2023, the Company launched the brand and began generating revenue from sales of diapers and wipes from this operation.

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

At Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of Class A Common Stock, par value $0.0001 per share, of Colombier (the “Colombier Class A Common Stock”) by public stockholders of Colombier:

●	all options, convertible notes, warrants and other rights to subscribe for or purchase any capital stock of PSQ or securities convertible into or exchangeable for, or that otherwise conferred on the holder any right to acquire, any capital stock of PSQ which remained outstanding and had not been exercised or did not convert automatically into shares of PSQ Common Stock (as defined below) prior to the Closing were cancelled without consideration;

●	each share of PSQ Common Stock, par value $0.001 per share (“PSQ Common Stock”), including shares of PSQ Common Stock issued upon conversion of outstanding convertible notes of PSQ that automatically converted into shares of PSQ Common Stock immediately prior to the completion of the Merger, in each case other than shares of PSQ Common Stock held by the CEO, was automatically converted into the right to receive 19.476836 shares of Class A Common Stock, par value $0.0001 per share, of the Company (“Class A Common Stock”); and

●	each share of PSQ Common Stock held by the CEO was automatically converted into the right to receive 19.476836 shares of Class C Common Stock, par value $0.0001 per share, of the Company (“Class C Common Stock” and, together with Class A Common Stock, “Company Common Stock”).

Additionally, the holders of PSQ Common Stock are entitled to receive up to 3,000,000 shares of Class A Common Stock (the “Earnout Shares”) under certain conditions. See Note 13 for further information.

On the Closing Date, in connection with the consummation of the Business Combination, Colombier changed its name from Colombier Acquisition Corp. to PSQ Holdings, Inc.

The Merger and the other transactions described in the Merger Agreement collectively herein are described as the “Business Combination”.

PSQ has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	PSQ’s existing stockholders have the ability to control decisions regarding election and removal of directors and officers of the Combined Company;

●	PSQ is the larger entity in terms of substantive operations and employee base;

●	PSQ will comprise the ongoing operations of the Combined Company; and

●	PSQ’s existing senior management will be the senior management of the Combined Company.

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

Note 2 — Liquidity

Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $53,329,187 and $6,978,576 for the years ended December 31, 2023 and 2022, and had negative cash flows from operations of $25,764,078 and $6,034,149 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had aggregate cash and cash equivalents of $16,446,030 and net working capital of $17,168,547. In conjunction with the consummation of the Business Combination, the Company received proceeds totaling $34,938,880 in July 2023, after giving effect to Colombier’s stockholder redemptions and before payment of transaction expenses, which will be utilized to fund operations and the Company’s growth plans.

On March 13, 2024, the Company entered into a note purchase agreement for a 9.75% private placement convertible note for $10,000,000 invested by a board member and his affiliates. Also on March 13, 2024, we completed an acquisition of Credova in exchange for the issuance of shares of our common stock Additionally, Credova generates positive cash flows from operations.

The Company believes that as a result of the Business Combination, convertible note proceeds, and acquisition of Credova, its existing cash and cash equivalents, will be sufficient to fund operations and capital needs for the next year from the date these consolidated financial statements were available to be issued.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP, expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, as well as elimination of intercompany accounts, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP. References to U.S. GAAP issued by the Financial Accounting Standards Board’s (“FASB”) in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Such estimates include, but are not limited to, revenue recognition, allowance for credit losses, intangible assets, inventory valuation, estimates related to useful lives of capitalization software, estimation of contingencies, recoverability of deferred tax assets, the incremental borrowing rate applied to lease accounting, valuation of earn out liabilities and warrant liabilities, and estimation of income taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the consolidated financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

Earnings (Loss) Per Share

The Company computes basic loss per share (“EPS”) by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. All securities that meet the definition of a participating security, irrespective of whether the securities are convertible, nonconvertible, or potential common stock securities, shall be included in the computation of basic EPS using the two-class method. However, when the different classes of units have identical rights and privileges except voting rights, whereby they share equally in dividends and residual net assets on a per unit basis, the classes can be combined and presented as one class for EPS purposes. As such, the Company has combined the Class A and Class C Common stock for purposes of the EPS calculation.

Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. As of December 31, 2023, the Company’s restricted stock units (“RSUs”) and Warrants were not considered in the computation as they are anti-dilutive. As of December 31, 2023, there were no anti-dilutive shares or common stock equivalents outstanding.

Revenue Recognition

[1] Marketplace Revenues

eCommerce revenues

The Platform features a single cart shopping experience where consumers can purchase a variety of products from multiple vendors in one transaction. The Company is not the seller of record in these transactions. The commissions revenue earned from these arrangements are recognized on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission and processing fees are recognized net of estimated refunds when the corresponding transaction is confirmed by the buyer and seller. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction. The Company currently records processing fees from its merchant service providers as a component of Cost of sales – services on the consolidated statement of operations.

Advertising services

The Company enters into advertising subscription arrangements with its customers. Revenue is recognized over-time as the ads are displayed over the subscription period. The Company is providing a service and the service is being consumed by the customer simultaneously over the period of service. In general, the Company reports advertising revenue on a gross basis, since the Company controls the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory before it is transferred to customers.

The Company also sells push notifications and email blasts and recognizes revenue at a point in time when delivered. Push notifications and email blasts are considered delivered when an ad is displayed to users. When a customer enters into an advertising subscription arrangement that includes push notifications and/or email blasts, the Company allocates a portion of the total consideration to the push notification and email blast performance obligations based on the residual approach.

[2] Brand Sales

Product sales

The Company generates revenue through the sale of diapers and wipes to consumers by way of the Company’s Platform. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer its product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record third-party logistics provider fees paid as an expense. These fees are recorded as shipping and handling expenses within cost of goods sold and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct the third-party logistics provider to return the Company’s inventories to any location specified by the Company. It is the Company’s responsibility to process any returns made by customers directly to logistic providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, fulfills the goods to the customer and can limit quantities or stop selling the goods at any time.

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary. As of December 31, 2023, the Company has approximately $15,000 recorded as an allowance for sales returns.

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

Any contingent consideration (“Earnout liabilities”) is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

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

Inventory

Inventory consists of finished goods and amounted to $1,439,182 at December 31, 2023. Inventories are stated at lower of cost or net realizable value. Cost is measured by using an adjusted standard cost method which approximates FIFO (first in, first out). The net realizable value of the Company’s inventory is estimated based on current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of December 31, 2023, no reserve for inventory has been recorded.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line basis over the estimated useful lives of the respective asset. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Assets	Estimated Useful Life
Furniture and fixtures	7 years

Intangible Assets

Intangible assets consist of purchased technology and brand name and are amortized on a straight-line basis over useful lives ranging from 1 to 15 years. The Company reviews the recoverability of its intangible assets by comparing the carrying value of such assets to the related undiscounted value of the projected cash flows associated with the assets, or asset group.

Capitalized Software

The Company capitalizes costs related to the development of its internal accounting software and certain projects for internal use in accordance with ASC 350 - Intangibles – Goodwill and Other. The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method. Software development costs expensed and not capitalized, which are included in research and development expense in the accompanying consolidated statements of operations, were approximately $1,078,000 and $170,000 for years ended December 31, 2023, and 2022, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible, capitalized software and lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset. No impairment of the Company’s long-lived assets was recorded for the years ended December 31, 2023 and 2022.

Convertible Notes

The Company may enter into convertible notes, some of which contain, predominantly, fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. In this case, the convertible notes represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible notes date with a charge to expense in accordance with ASC 480 - Distinguishing Liabilities from Equity.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB Accounting Standards Codification Topic, ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 11) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For the Public Warrants, quoted market price will be used as the fair value as of each relevant date.

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

Operating leases are included in the ROU assets and lease liabilities on the consolidated balance sheets. The Company has no finance leases.

Share-Based Compensation

The Company recognizes an expense for share-based compensation awards based on the estimated fair value of the award on the date of grant. For certain awards, the Company has determined that the service inception date precedes the grant date as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes share-based compensation expense over the requisite service period based on the fair value at each reporting date.

As of December 31, 2023 there were 2,354,989 RSUs outstanding. At December 31, 2022, there were no board approved grants of share-based compensation awards.

Income Taxes

The Company accounts for income taxes using the liability method of accounting for income taxes.

Deferred tax assets are determined based on the difference between the financial statement basis and tax basis as well as net operating loss or other tax credit carryforwards, if any, and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. If the Company’s assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in the financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the consolidated financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2023 and 2022.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including money markets classified as cash equivalents, accounts receivable, accounts payable, accrued expenses, debt at fixed interest rates, and other liabilities approximate fair value due to their relatively short maturities.

The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year. For the years ended December 31, 2023 and 2022 no transfers between levels have been recognized.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were approximately $3,109,000 and $741,000 for the years ended December 31, 2023 and 2022, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has determined that the Company has two reportable segments comprised of Marketplace and Brands.

Concentration of Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As of December 31, 2023 the Company held approximately $15 million in cash and cash equivalents above the FDIC limit. The Company has not experienced any losses in such accounts.

For the years ended and as of December 31, 2023 and 2022, no customer accounted for 10% or more of the Company’s revenue or accounts receivable.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326)”. This standard requires a new method for recognizing credit losses that is referred to as the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument unless the Company elects to recognize such instruments at fair value with changes in profit and loss (the fair value option). This standard is effective for the Company for fiscal years beginning after December 15, 2022. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)”. This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using 12 the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, the new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of this standard should be applied prospectively. This guidance became effective for the Company beginning January 1, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. The standard is effective for public companies for fiscal years beginning after December 15, 2023. This guidance became effective for the Company beginning January 1, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023. This guidance became effective for the Company beginning January 1, 2024. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $34.9 million from the Business Combination, offset by total transaction costs of $16.8 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2023:

Cash-trust and cash, net of redemptions	$34,938,880
Less: transaction costs and advisory fees, paid	(16,834,686)
Net proceeds from the Business Combination	18,104,194
Less: public and private placement warrant liabilities	(8,816,500)
Less: earnout liabilities	(2,400,000)
Add: amounts paid in advance	2,570,919
Add: Transaction costs in accounts payable and accrued expenses	2,967,393
Reverse recapitalization, net	$12,426,006

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

Colombier Class A common stock, outstanding prior to the Business Combination	17,250,000
Less: Redemption of Colombier Class A common stock	(13,827,349)
Class A common stock of Colombier	3,422,651
Colombier Class B common stock, outstanding prior to the Business Combination	4,312,500
Business Combination shares	7,735,151
PSQ Shares	21,522,825
Common Stock immediately after the Business Combination	29,257,976

The number of PSQ shares was determined as follows:

	PSQ Shares	PSQ Shares after conversion ratio
Class A Common Stock	940,044	18,309,147
Class C Common Stock	165,000	3,213,678
Total	1,105,044	21,522,825

Public and private placement warrants

The Public Warrants issued in the IPO and 5,700,000 warrants issued in connection with private placement at the time of Colombier’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see Note 11).

Redemption

Prior to the closing of the Business Combination, certain Colombier public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 13,827,349 shares of Colombier Class A common stock for an aggregate payment of $141,151,432.

Transactions costs

For the year ended December 31, 2023, transaction costs incurred within the consolidated statements of operations were as follows:

Year ended December 31, 2023

Accounting fees	$756,257
Legal fees	5,049,149
Travel and other expenses	331,971
One-time share-based payment to influencers and advisors	708,400
Total	$6,845,777

Note 5 — Asset Acquisition

EveryLife Inc.

On February 23, 2023, the Company acquired the assets of EveryLife by way of a stock for stock exchange. Pursuant to that agreement, the Company acquired a brand name in exchange for 1,071,229 shares of the Company’s common stock. Through the stock for stock exchange agreement, the Company acquired EveryLife’s marketing related intangibles which consist of a brand name.

This acquisition was accounted for as an asset purchase. The cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed based on their relative fair values and shall not give rise to goodwill.

The following table presents the acquisition date fair value of the asset acquired:

Assets acquired:
Balance – January 1, 2023	$-
Issuance of common stock at fair value	1,334,858
Legal costs capitalized	42,611
Balance – December 31, 2023	$1,377,469

Note 6 — Intangible Assets, Net

The following table summarizes intangible assets, net:

	Useful	December 31,
	Life	2023	2022
Capitalized software development costs	1-5 years	$5,011,519	$2,177,053
Purchased technology	1-15 years	247,489	28,500
Brand name	10 years	1,377,461	-
Total intangible assets		6,636,469	2,205,553
Less: Accumulated amortization		(3,079,440)	(937,880)
Total intangible assets, net		$3,557,029	$1,267,673

Amortization expense was $2,430,058 and $838,988 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, estimated future amortization expense is expected as follows:

2024	$788,163
2025	784,548
2026	547,969
2027	378,734
2028	343,254
Thereafter	714,361
$3,557,029

Note 7 — Leases

Since inception, the Company has entered into four leases for office suites in California and Florida; two were short-term and two leases are long-term and expire in 2024 and 2025. Termination of any lease is prohibited unless there is a violation under the lease agreement. The California lease has escalating payments from $15,538 per month to $16,719 per month, while the Florida lease has payments of $16,457 per month for the term of the lease. In determining the length of the lease term, the Company determined there was no embedded extension option. At lease commencement date, the Company estimated the lease liability and the right-of-use assets at present value using the Company’s estimated incremental borrowing rate.

Rent expense under the operating leases included in the results of operations, inclusive of common area maintenance charges and real estate taxes, was $345,319 and $120,042 for the years ended December 31, 2023 and 2022, respectively.

The following amounts were recorded in the Company’s consolidated balance sheets relating to its operating lease and other supplemental information:

	December 31,
	2023	2022
ROU assets	$324,238	$293,520
Lease liabilities:
Current lease liabilities	$310,911	$169,275
Non-current lease liabilities	16,457	129,762
Total lease liabilities	$327,368	$299,037
Other supplemental information:
Weighted average remaining lease term	1 year	2 years
Weighted average discount rate	10.50%	10.50%

The following table presents the lease payments relating to the Company’s operating leases:

Fiscal Year	December 31, 2023
2024	$322,519
2025	16,457
Total lease payments	338,976
Less: imputed interest	(11,608)
Present value of operating lease liabilities	$327,368

Note 8 — Property and Equipment

The following table summarizes property and equipment:

	December 31,
	2023	2022
Furniture and fixtures	$142,994	$29,930
Total Cost	142,994	29,930
Less: Accumulated depreciation	(15,855)	(3,207)
Property and Equipment, net	$127,139	$26,723

Depreciation expense was $12,648 and $3,207 for the years ended December 31, 2023 and 2022, respectively.

Note 9 — Accrued Expenses

The following table summarizes accrued expenses:

	December 31,
	2023	2022
Accrued payroll	$516,754	$20,856
Accrued acquisition costs	440,164	—
Accrued professional services	172,700	—
Accrued taxes and licenses	124,250	—
Accrued legal	113,483	20,638
Accrued board fees	89,750	—
Accrued marketing	82,115	—
Accrued other	102,337	—
Total accrued expenses	$1,641,553	$41,494

Note 10 — Convertible Promissory Notes

During the year ended December 31, 2023, the Company issued convertible promissory notes (the “Notes”) in the total amount of $22,500,000 that accrue interest at the rate of 5% per annum until converted or paid in full upon maturity being December 31, 2024.

As described in Note 1, on July 19, 2023, the Company consummated the Business Combination and became a publicly-traded company at which time the balance under each Note converted automatically into shares of PSQ Common Stock at a conversion price per share based upon an implied $100 million fully diluted pre-money valuation, excluding the Notes.

The Notes are required to be recorded at their initial fair value on the date of issuance under ASC 480-10-25-14, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of the Notes are recognized as non-cash gains or losses in the consolidated statements of operations.

The change in the fair value of the Notes measured with Level 3 inputs for the year ended December 31, 2023 is summarized as follows:

Convertible Notes
Fair value as of January 1, 2023	$-
Principal balance of convertible notes issued	22,500,000
Change in valuation inputs or other assumptions	14,571,109
Conversion of convertible notes	(37,071,109)
Fair value as of December 31, 2023	$-

Note 11 — Warrant Liabilities

As part of Colombier’s initial public offering (“IPO”), Colombier issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Colombier completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At December 31, 2023, there are 5,750,000 Public Warrants and 5,700,000 Private Placement warrants outstanding.

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the consolidated statement of operations at each reporting period until they are exercised. As of December 31, 2023, the Public Warrants and Private Placement Warrants are presented within warrant liabilities on the consolidated balance sheets.

Note 12 — Related Parties

On August 25, 2023, the Company and its former Chief Operating Officer (“COO”) entered into a separation and release of claims agreement (the “Separation Agreement”) providing for the COO’s departure from his position to pursue other business opportunities. The effective date of the COO’s departure was August 25, 2023 (the “Separation Date”). Pursuant to the Separation Agreement, the COO is entitled to receive continued payment of his 2023 annual base salary for a period of 12 months, subject to his compliance with the Separation Agreement, including a release of claims in favor of the Company, certain restrictive covenants described below and the forfeiture to the Company by the COO of 1,704,223 shares of the Company’s Class A common stock. In addition, the Separation Agreement provides that the COO will not be granted further equity of the Company, including restricted stock units or earnout compensation; however, the COO remains eligible to receive certain earnout compensation as a former shareholder of PublicSq Inc. Subject to eligibility, the Separation Agreement provides for continued payment by the Company of the Company’s share of COBRA premiums for the COO’s health benefit coverage for a period of up to 12 months following the Separation Date. The Separation Agreement also provides for, among other things, non-disclosure and non-solicitation obligations applicable to the COO and mutual non-disparagement obligations.

In June 2023, the Company signed a consulting agreement with a board member to provide advisory services to EveryLife. In exchange the board member receives $10,000 per month plus expenses and 40,000 RSUs to vest at the completion of the consulting agreement, subject to board approval. Effective November 2023, the agreement was changed to vest 120,000 RSUs versus 40,000 RSUs, subject to board approval which occurred in January 2024, as well as increasing the monthly flat fee from $10,000 to $30,000. As of December 31, 2023, the Company has incurred and paid $188,801 relating to this agreement.

In August 2023, the Company signed a one-year strategic consulting agreement with a consulting company that is controlled by a board member. The consulting company was engaged by the Company to provide strategic advice and assistance to the Company in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. As of December 31, 2023, the Company has incurred and paid $360,000 relating to this agreement.

In December 2023, the Company signed another agreement with the same strategic consulting company that is controlled by a board member. The consulting company was engaged by the Company to provide merger and acquisitions advice in connection with its potential acquisition. The term of the agreement was the earlier of twelve months or the consummation of the acquisition. The fees for these services is $150,000 payable promptly at the closing of an acquisition and Class A stock in the Company of 4% of the gross enterprise value or total consideration paid with respect to an acquisition. As of December 31, 2023, the Company had not incurred or paid anything relating to this agreement.

Note 13 — Share-Based Compensation

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

(B) an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the lesser of (i) 5% of the outstanding shares of all classes of Company Common Stock on such date and (ii) the number of shares of Class A Common Stock determined by the Board.

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

Restricted Stock Units

During the year ended December 31, 2023, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and board of directors. Each RSU entitles the recipient to one share of our common stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.

Share-based compensation expense for RSUs is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, RSUs during the year ended December 31, 2023 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2023	-
Granted	2,462,989	$8.88
Forfeited	(108,000)	$10.12
Vested	(699,447)	$6.98
Unvested as of December 31, 2023	1,655,542	$9.61

During the year ended December 31, 2023, the Company recorded $5,030,638 of share-based compensation expense, related to RSUs. As of December 31, 2023, unrecognized compensation cost related to the grant of RSUs was approximately $21,406,000. Unvested outstanding RSUs as of December 31, 2023 had a weighted average remaining vesting period of 2.32 years.

Share based compensation relating to earnout

As mentioned in Note 1, certain executive officers, employees and service providers of PSQ will be entitled to receive up to 3,000,000 shares of Class A Common Stock (the “Earnout Shares”) in the event certain trading price-based metrics are satisfied during the five (5)-year period commencing on the date of the Closing and ending on the fifth anniversary thereof (the “Earnout Period”), or, if earlier, upon the occurrence of a change of control transaction (as defined in the Merger Agreement) during the Earnout Period with an implied per share price that exceeds the relevant trading price-based metrics. Specifically, Earnout Shares will be earned if one or more of the three (3) triggering events described below occurs:

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

In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award. The fair value of the earnout shares was estimated using a Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates. Below are the key assumptions used in valuing the earnout shares:

As of 7/19/2023
PSQH Stock Price	$9.08
Volatility	40.0%
Risk free rate of return	4.6%
Expected term (in years)	4.8 years

During the year ended December 31, 2023, the Company recorded $1,675,781 of share-based compensation expense, related to the earnout shares. As of December 31, 2023, unrecognized compensation cost related to the earnout shares was approximately $15,874,000.

During the year ended December 31, 2023, the Company recorded the following share-based compensation expense, related to RSUs and earnout shares:

For the year ended December 31, 2023
Cost of sales	$20,106
General and administrative expenses	2,762,361
Transaction incurred in connection with the Business Combination	708,400
Research and development	579,263
Sales and marketing	2,636,289
$6,706,419

Note 14 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 50,000,000 shares of $0.0001 par value preferred stock. At December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock

The Company is authorized to issue 500,000,000 shares of $0.0001 par value Class A Common Stock. As of December 31, 2023 and 2022, the Company had 24,410,075 and 11,806,007 shares of Class A common stock issued, and outstanding, respectively.

Each share of Class A Common Stock has one vote and has similar rights and obligations.

Class C Common Stock

The Company is authorized to issue 40,000,000 shares of $0.0001 par value Class C Common Stock. As of December 31, 2023 and 2022, the Company had 3,213,678 shares of Class C common stock issued, and outstanding.

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

Note 15 — Fair Value Measurements

We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market	$10,301,371	$-	$-	$10,301,371

Liabilities
Warrant liabilities – Public Warrants	$4,715,000	$-	$-	$4,715,000
Warrant liabilities – Private placement warrants (1)	-	-	5,415,000	5,415,000
Earnout liabilities (2)	-	-	660,000	660,000
Total liabilities	$4,715,000	$-	$6,075,000	$10,790,000

(1)

Private Placement Warrants were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

(2)	The fair value of the earnout liabilities was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

The following table presents the changes in fair value of the private placements warrants:

For the year ended December 31, 2023
Liability at beginning of the period	$—
Assumed in the Business Combination	4,408,250
Change in fair value	1,006,750
Balance as of December 31, 2023	$5,415,000

The following table presents the changes in fair value of the earnout liabilities:

For the year ended December 31, 2023
Liability at beginning of the period	$—
Assumed in the Business Combination	2,400,000
Change in fair value	(1,740,000)
Balance as of December 31, 2023	$660,000

Note 16 — Segments

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

As of December 31, 2023, the Company’s operating and reportable segments include:

●	Marketplace: PSQ has created a marketplace platform to access consumers that are drawn to patriotic values. The Company generates revenue from advertising and eCommerce transactions.

●	Brands: The first wholly-owned brand is EveryLife, Inc., which generates revenue from online sales of diapers and wipes.

The CODM measures and evaluates the Company’s performance based on Segment gross revenue, Segment gross profit margin and Segment operating income.

Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.

The following tables set forth the Company’s revenues, net and adjusted EBITDA for the years ended December 31, 2023 and 2022:

	For the years ended December 31,
	2023	2022
Revenues, net:
Marketplace
Advertising and eCommerce sales	$2,987,406	$475,175
Brands
Product sales	3,185,931	-
Returns and discounts	(487,350)	-
Total Brand revenues, net	2,698,581	-
Total revenues, net	$5,685,987	$475,175

	2023			2022
	Marketplace	Brands	Total	Marketplace	Total

Revenues, net	$2,987,406	$2,698,581	$5,685,987	$475,175	$475,175
Segment cost of sales – services	$1,829,066	$—	$1,829,066	$716,102	$716,102
Segment cost of goods sold	$—	$1,969,147	$1,969,147	$—	$—
Segment Gross Profit	$1,158,340	$729,434	$1,887,774	$(240,927)	$(240,927)
Segment Gross Profit Margin	39%	27%	33%	(51)%	(51)%
Adjusted EBITDA	$(21,602,494)	$(1,906,208)	$(23,508,702)	$(6,254,330)	$(6,254,330)
Depreciation and amortization	$2,324,039	$118,667	$2,442,706	$842,185	$842,185

	For the years ended
	December 31,
	2023	2022

Adjusted EBITDA	$(23,508,702)	$(6,254,330)
Transaction costs incurred in connection with the Business Combination	(6,845,777)	-
Transaction costs incurred in connection with potential acquisitions	(550,792)	-
Share-based compensation (exclusive of what is included in transaction costs above)	(5,998,019)	-
Depreciation and amortization	(2,442,706)	(842,195)
Other income, net	340,807	118,158
Change in fair value of warrant liabilities	(1,313,500)	-
Change in fair value of earnout liabilities	1,740,000	-
Change in fair value of convertible notes	(14,571,109)	-
Income tax expense	(1,945)	(800)
Interest expense, net	(177,444)	591
Net loss	$(53,329,187)	$(6,978,576)

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

Note 17 — Commitments and Contingencies

Advertising Commitment

In October 2023, the Company entered into a one-year advertising agreement with a media group for the purpose of promoting the Company and its services on a national platform. In connection with this agreement, the Company committed to pay $1,000,000 in six equal installments. As of December 31, 2023, the Company has recorded and paid $166,667 of this commitment.

Other Legal Matters

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2023 and 2022, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Note 18 — Income Taxes

The following represents the components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 the balances were approximately as follows:

	December 31,
	2023	2022
Sec 174 Cost – Domestic and Foreign	$1,320,000	$1,045,000
Net operating Loss – Federal and State	5,686,000	1,292,000
Share-based compensation	1,345,000	—
Depreciation and amortization	656,000	248,000
Credit - State	65,000	71,000
Other, net	(10,000)	2,000
Total deferred tax asset	9,062,000	2,658,000
Less: Valuation Allowance	(9,062,000)	(2,658,000)
Net deferred tax asset	$—	$—

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $26.1 million and $3.1 million, respectively, which may be available to reduce future taxable income, and may be carried forward indefinitely. At December 31, 2023 and 2022, the Company had approximately $14.3 million and $8.4 million of combined state NOLs respectively, which some expire between 2041 and 2042 and others indefinitely. Section 382 of the Internal Revenue Code (“Section 382”), imposes limitations on a corporation’s ability to utilize its NOL, if it experiences an “ownership change.” The Company has not completed a Section 382 study at this time; however, should a study be completed certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization. In addition, the Company had California research and development tax credit carryforwards of $82 thousand available to reduce future tax liabilities. These unused research tax credit can be carried forward indefinitely until utilized, respectively.

In accordance with FASB ASC Topic 740, Accounting for Income Taxes, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. The Company has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $9.1 million and $2.7 million has been established at December 31, 2023 and 2022, respectively. The valuation allowance increased by $6.4 million during the year ended December 31, 2023.

A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements are as follows:

	For the years ended December 31,
	2023	2022
Federal tax expense	21.0%	21.0%
State tax expense, net of federal benefit	0.9%	6.7%
Permanent differences	(8.3)%	(1.0)%
Impact from rate change	(1.2)%	—%
Change in valuation allowance	(11.7)%	(28.1)%
Other difference	(0.7)%	1.4%
	0.0%	0.0%

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2023 and 2022.

The Company is subject to U.S. federal income tax and California state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax years since its inception; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

The Company paid California minimum taxes of $1,945 and $800 for the years ended December 31, 2023 and 2022, respectively.

Note 19 — Subsequent Events

In February 2024, the Company entered into an amendment to the consulting agreement with a board member to provide advisory services to EveryLife. The agreement changed to vest 60,000 RSUs instead of 120,000 RSUs, as well as decreasing the monthly flat fee from $30,000 to $15,000.

In August 2023, the Company signed a one-year strategic consulting agreement with a consulting company that is controlled by a board member. The consulting company was engaged by the Company to provide strategic advice and assistance to the Company in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. Effective January 1, 2024, the fixed fee will decrease from $80,000 to $60,000 monthly.

On March 13, 2024, the Company entered into a note purchase agreement for a 9.75% convertible note agreement for $10,000,000 invested by a board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova transaction. The funds are currently held in escrow and the investment is subject to stockholder approval of the issuance of the underlying shares as part of the Company's annual shareholder meeting.

Credova Merger Agreement

On March 13, 2024, the Company entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub” and, together with PSQ, the “Buyer Parties”), Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement (“Credova Merger”).

Credova assists consumers, lenders, and retailers in offering point-of-sale financing products. Credova has developed and maintains an internet-based proprietary retail finance platform and related application programming interfaces (“APIs”) through which Credova, certain FDIC and NCUA insured financial institutions, and other financial institutions authorized by Credova (each a “Financing Partner”), and merchants can dynamically offer certain financing products (collectively, the “Services”).

Pursuant to the Credova Merger Agreement, on March 13, 2024, the transactions which are the subject of the Credova Merger Agreement were consummated (the “Closing”) and Merger Sub merged with and into Credova (the “Merger”), with Credova surviving as a wholly-owned subsidiary of PSQ. In connection with the Merger, each share of Credova was converted into the right to receive newly-issued shares of our Class A common stock (“Class A Common Stock”), delivered to the Credova stockholders at the Closing (“Credova Stockholders”).

As consideration for the Merger, Credova stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. Assuming they are not subject to indemnity claims, the Escrow Shares remaining in escrow upon the 12-month anniversary of the Closing will be released and distributed pro rata to the former stockholders of Credova.

Prior to the execution of the Credova Merger Agreement, Credova, PSQ and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the Closing, the Participating Noteholders delivered their subdebt notes of Credova for cancellation,, in exchange for newly-issued replacement notes issued by PSQ, convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes have 9.75% simple interest per annum and ten-year maturity dates.

Pursuant to the terms of the Replacement Notes, at any time after the Closing, Participating Noteholders may elect to convert their Replacement Notes into a number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 4.63641, subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus (i) between the Closing and the first anniversary of the Closing, 120% of the then outstanding principal amount, (ii) between the first anniversary and the second anniversary of the Closing, 105% of the then outstanding principal amount and (iii) after the second anniversary of the Closing, the then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A Common Stock if the daily volume-weighted average trading price of the Company Class A Common Stock exceeds 140% of the Conversion Price on each of at least ten consecutive trading days during the twenty trading day period prior to notice of such required conversion.

The Credova Merger meets the criteria to be accounted for as a business combination and will be accounted for using the acquisition method of accounting, with the Company being treated as the accounting acquirer. Under the acquisition method of accounting, the assets and liabilities of Credova and its subsidiaries will be recorded at their respective fair values as of the date of completion of the Credova Merger and added to the Company’s and the difference between the fair value of the consideration paid for the acquired entity and fair value of the net assets acquired will be recorded as goodwill. We have not yet completed the purchase accounting for the Credova Merger, including determining the preliminary fair value of the assets acquired and liabilities assumed. The preliminary purchase price allocation is expected to be completed in the first quarter of fiscal year 2024 and is subject to change for up to one year subsequent to the closing date of the Credova Merger. Determining the fair value of the assets and liabilities of Credova requires judgment and certain assumptions to be made.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ Holdings, Inc.

Date: March 14, 2024		/s/ Bradley Searle
	Name:	Bradley Searle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Seifert	President, Chief Executive Officer and Chairman of the Board	March 14, 2024
Michael Seifert	(Principal Executive Officer)

/s/ Bradley Searle	Chief Financial Officer and Treasurer	March 14, 2024
Bradley Searle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Omeed Malik	Director	March 14, 2024
Omeed Malik

/s/ Nick Ayers	Director	March 14, 2024
Nick Ayers

/s/ Blake Masters	Director	March 14, 2024
Blake Masters

/s/ Davis Pilot III	Director	March 14, 2024
Davis Pilot III

/s/ James Rinn	Director	March 14, 2024
James Rinn

/s/ Kelly Loeffler	Director	March 14, 2024
Kelly Loeffler