Form 10-Q
period 2024-03-31
PSQ Holdings, Inc.
filed 2024-05-15
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 28,177,917 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and 3,213,678 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Interim Condensed Consolidated Financial Statements

PSQ HOLDINGS, INC. (dba PublicSquare)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,112,952	$16,446,030
Restricted cash	233,899	-
Accounts receivable, net	365,608	204,879
Loans held for investment, net of allowance for credit losses of $890,470 as of March 31, 2024	5,542,573	-
Interest receivable	426,042	-
Inventory	1,207,381	1,439,182
Prepaid expenses and other current assets	2,945,377	3,084,576
Total current assets	19,833,832	21,174,667
Loans held for investment, net of allowance for credit losses of $183,111 as of March 31, 2024, non-current	1,139,745	-
Property and equipment, net	362,394	127,139
Intangible assets, net	15,758,698	3,557,029
Goodwill	10,930,978	-
Operating lease right-of-use assets	570,585	324,238
Deposits	37,902	63,546
Total assets	$48,634,134	$25,246,619

Liabilities and stockholders’ equity
Current liabilities
Revolving line of credit	$5,100,542	$-
Accounts payable	6,592,107	1,828,508
Accrued expenses	1,044,015	1,641,553
Deferred revenue	143,648	225,148
Operating lease liabilities, current portion	327,884	310,911
Total current liabilities	13,208,196	4,006,120
Convertible promissory notes	8,449,500	-
Warrant liabilities	7,898,500	10,130,000
Earn-out liabilities	540,000	660,000
Operating lease liabilities	244,818	16,457
Total liabilities	30,341,014	14,812,577
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Class A Common stock, $0.0001 par value; 500,000,000 authorized shares; 28,177,917 shares and 24,410,075 shares issued and outstanding as of March 31, 2024 and December 31, 2023 respectively	2,817	2,441
Class C Common stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of March 31, 2024 and December 31, 2023	321	321
Additional paid in capital	93,079,952	72,644,419
Accumulated deficit	(74,789,970)	(62,213,139)
Total stockholders’ equity	18,293,120	10,434,042
Total liabilities and stockholders’ equity	$48,634,134	$25,246,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2024	2023
Revenues, net	$3,465,889	$378,034
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	598,361	362,973
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,391,408	-
General and administrative	10,262,878	4,091,850
Sales and marketing	4,682,638	666,057
Research and development	1,141,958	248,500
Depreciation and amortization	296,597	545,337
Total costs and expenses	18,373,840	5,914,717
Operating loss	(14,907,951)	(5,536,683)
Other income (expense):
Other income	103,379	5,138
Change in fair value of convertible promissory notes	-	(1,147,905)
Change in fair value of earn-out liabilities	120,000	-
Change in fair value of warrant liabilities	2,231,500	-
Interest expense, net	(124,178)	(8,001)
Loss before income tax benefit (expense)	(12,577,250)	(6,687,451)
Income tax benefit (expense)	419	(189)
Net loss	$(12,576,831)	$(6,687,640)

Net loss per common share, basic and diluted	$(0.44)	$(0.40)
Weighted-average shares outstanding, basic and diluted	28,395,756	16,683,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2023	-	$-	24,410,075	$2,441	3,213,678	$321	$72,644,419	$-	$(62,213,139)	$10,434,042
Issuance of common stock for Credova Merger	-	-	2,920,993	292	-	-	14,137,314	-	-	14,137,606
Issuance of shares for consulting arrangement	-	-	183,349	18	-	-	887,391	-	-	887,409
Share-based compensation	-	-		-	-	-	5,410,894	-	-	5,410,894
Issuance of shares for fully vested restricted stock units	-	-	663,500	66	-	-	(66)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(12,576,831)	(12,576,831)
Balance at March 31, 2024	-	$-	28,177,917	$2,817	3,213,678	$321	$93,079,952	$-	$(74,789,970)	$18,293,120

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at December 31, 2022	-	$-	771,155	$771	-	$-	$12,384,206	$(99,612)	$(8,883,952)	$3,401,413
Retroactive application of Business Combination	-	-	11,034,852	410	3,213,678	321	(731)	-	-	-
Balance at December 31, 2022	-	-	11,806,007	1,181	3,213,678	321	12,383,475	(99,612)	(8,883,952)	3,401,413
Issuance of common stock for cash	-	-	1,447,523	145	-	-	2,499,979	-	-	2,500,124
Receipt of subscription receivable	-	-	-	-	-	-	-	100,012	-	100,012
Issuance of common stock for asset acquisition	-	-	1,071,229	107	-	-	1,334,751	-	-	1,334,858
Net loss	-	-	-	-	-	-	-	-	(6,687,640)	(6,687,640)
Balance at March 31, 2023	-	$-	14,324,759	1,433	3,213,678	321	16,218,205	400	(15,571,592)	648,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(12,576,831)	$(6,687,640)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible promissory notes	-	1,147,905
Change in fair value of warrant liabilities	(2,231,500)	-
Change in fair value of earn-out liabilities	(120,000)	-
Share based compensation	5,886,423	-
Provision for credit losses on loans held for investment	75,507	-
Origination of loans and leases for resale	(1,493,581)	-
Proceeds from sale of loans and leases for resale	1,576,585	-
Gain on sale of loans and leases	(83,004)	-
Depreciation and amortization	296,597	545,337
Non-cash operating lease expense	94,774	40,813
Interest income on loans held for investment	(426,042)	-
Changes in operating assets and liabilities:
Accounts receivable	(160,729)	-
Prepaid expenses and other current assets	1,409,133	(116,137)
Inventory	231,801	-
Deposit	25,644	-
Accounts payable	1,333,428	1,462,977
Accrued expenses	(185,658)	623,014
Deferred revenue	(81,500)	2,506
Operating lease payments	(95,787)	(39,508)
Net cash used in operating activities	(6,524,740)	(3,020,733)

Cash flows from Investing Activities
Software development costs	(769,641)	(734,404)
Principal paydowns on loans held for investment	984,888	-
Disbursements for loans held for investment	(715,036)	-
Acquisition of businesses, net of cash acquired	141,215	-
Purchase of intangible assets	-	(35,312)
Purchase of property and equipment	-	(13,726)
Net cash used in investing activities	(358,574)	(783,442)

Cash flows from Financing Activities
Repayments on revolving line of credit	(215,865)	-
Proceeds from the issuance of common stock	-	2,600,125
Proceeds from issuance of convertible promissory notes	-	2,050,000
Net cash (used in) provided by financing activities	(215,865)	4,650,125

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,099,179)	845,950
Cash, cash equivalents and restricted cash, beginning of period	16,446,030	2,330,405
Cash, cash equivalents and restricted cash, end of the period	$9,346,851	$3,176,355

Cash and cash equivalents	$9,112,952	$3,176,355
Restricted cash	233,899	-
Total cash, cash equivalents and restricted cash, end of period	$9,346,851	$3,176,355

Supplemental Non-Cash Investing and Financing Activity
Accrued variable compensation settled with RSU grants	$411,880	$-
Shares issued in connection with Credova Merger	$14,137,606	$-
Note Exchange in connection with Credova Merger	$8,449,500	$-
Brand intangible purchase for stock	$-	$1,334,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

PSQ Holdings, Inc. and its subsidiaries, (collectively “PublicSquare”, “PSQ” or the “Company”) is a holding company that strategically unites key products and services, forming the backbone of the parallel economy’s ecosystem via its three core segments (further defined as “Marketplace”, “Financial Technology”, and “Brands”). The primary mission of the Marketplace segment is to help consumers ‘shop their values’ and put purpose behind their purchases. PublicSquare leverages data and insights from the Marketplace to assess its customers’ needs and provide wholly-owned quality financial products and brands. PublicSquare’s Financial Technology segment consists of a consumer financing company focusing on the outdoor sports and shooting industry. PublicSquare’s Brand segment consists of a direct-to-consumer (“D2C”) premium life-affirming baby products company, as well as business services.

EveryLife Asset Acquisition

In February 2023, the Company acquired the assets of EveryLife, Inc. (“EveryLife”). On July 13, 2023, the Company launched the brand and began generating revenue from sales of diapers and wipes from this operation. See Note 5 for further information.

Merger Agreement

On July 19, 2023, in accordance with the plan of arrangement to reorganize PSQ Holdings. Inc, the Company finalized a business combination (the “Business Combination”) with Colombier Acquisition Corp. (“Colombier”). On closing, the common shares of PSQ Holdings Inc. were listed on the New York Stock Exchange and commenced trading under the symbol “NYSE:PSQH”. See Note 4 for further information.

Credova Merger

On March 13, 2024, the Company entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement (“Credova Merger”). See Note 5 for further information.

The Company’s operations are comprised of three operating segments which are Marketplace, Brands and Financial Technology a summary of which is below:

Marketplace

The PSQ platform (the “Platform”) can be accessed through two primary means:

●	Mobile application - Our mobile app is available for both iOS and Android-based devices.

●	Web - Users can access our full platform at PublicSquare.com.

Brands

Our brand revenues have been derived primarily from our sale of products. EveryLife is a direct-to-consumer baby care company with a mission to provide premium products to every miraculous life. EveryLife is committed to its core values, ensuring product quality, and demonstrating generosity by donating diapers and wipes to moms in need. This commitment has quickly set EveryLife apart, elevating both its brand and products. Since its launch in July 2023, EveryLife has been delivering high-performing and price-accessible products that align with the values of our consumers.

Financial Technology

Credova assists consumers, lenders, and retailers in offering point-of-sale financing products. Credova has developed and maintains an internet-based proprietary retail finance platform and related application programming interfaces (“APIs”) through which Credova, certain Federal Deposit Insurance Corporation (“FDIC”) and National Credit Union Administration (“NCUA”) insured financial institutions, other financial institutions authorized by Credova (each a “Financing Partner”), and merchants can dynamically offer certain financing products.

Credova’s offerings fall into four main categories: (i) Merchant-originated products; (ii) Bank Partner-originated closed-end installment loans; (iii) Credova-originated loan products; and (iv) Zero-interest installment product (“Pay-in-4”).

Note 2 - Liquidity

Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $12.6 million and $6.7 million for the three months ended March 31, 2024 and 2023, and had negative cash flows from operations of $6.5 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had aggregate cash and cash equivalents, of $9.1 million and net working capital of $6.6 million.

On May 3, 2024, the Company received the $10,000,000 proceeds from a 9.75% private placement convertible note invested by a board member and his affiliates.

Additionally, the Company's Board of Directors and executive team have outlined a plan to improve the Company's cash position by gaining access to additional capital through various strategic initiatives. These initiatives may include reallocation of resources to more profitable segments of the business, completing a private placement equity raise, entering into a revolving line of credit agreement and refinement of inventory purchase timing which will reduce excess stock levels.

The Company believes that as a result of the Business Combination, convertible note proceeds, Credova Merger, resource reallocation initiatives, planned equity raises, inventory management and line of credit financing, along with its existing cash and cash equivalents, that the Company will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Such estimates include, but are not limited to, revenue recognition, allowance for credit losses, fair values of net assets acquired, intangible assets, inventory valuation, estimates related to useful lives of long lived assets, estimation of contingencies, recoverability of deferred tax assets, the incremental borrowing rate applied to lease accounting, valuation of earn out liabilities and warrant liabilities, and estimation of income taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the consolidated financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

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

Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when there are anti-dilutive, common stock equivalents, these are not considered in the computation. As of March 31, 2024, the Company’s restricted stock units (“RSUs”) and Warrants were not considered in the computation as they are anti-dilutive. As of March 31, 2024, there were no anti-dilutive shares or common stock equivalents outstanding.

Revenue Recognition

[1] Marketplace Revenues

E-commerce revenues

The Platform features a single cart shopping experience where consumers can purchase a variety of products from multiple vendors in one transaction. The Company is not the seller of record in these transactions. The commissions revenue earned from these arrangements are recognized on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission and processing fees are recognized net of estimated refunds when the corresponding transaction is confirmed by the buyer and seller. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction. The Company currently records processing fees from its merchant service providers as a component of Cost of revenues on the condensed consolidated statement of operations.

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

[2] Brand Sales

Product sales

The Company generates revenue through the sale of diapers and wipes to consumers by way of the Company’s Platform and EveryLife’s website. Additionally, EveryLife provides discounted products to non-profit organizations and other strategic partners through bulk sales at wholesale prices. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer its product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.

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

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary. As of March 31, 2024 and December 31, 2023, the Company had $0 recorded as an allowance for sales returns.

[3] Financial Technology Revenues

Financing Revenues

The Company principally generates financing revenue from four activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, and revenue from retailer discounts and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans to a third party. Interest on loans and leases is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at the time of loan origination.

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

Restricted cash

The Company has two Deposit Account Control Agreements (“DACA”) with lenders. With these agreements, the Company assigned the rights to a collateral account to the lenders. The DACA accounts are utilized to collect the consumer payments on loans and leases. Funds are then distributed in accordance with the loan security agreement. Funds cover payments for servicing, interest on revolving loans, and paying down revolving loans.

Loans held for Investment, net

Loans are unsecured and are stated at the amount of unpaid principal. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Accrued interest on loans is discontinued when management believes that, after considering collection efforts and economic and business conditions, the collection of interest is doubtful. The Company’s policy is to stop accruing interest when the loan becomes 120 days’ delinquent.

All interest accrued but not collected for loans that are placed on nonaccrual status or subsequently charged-off is reversed against interest income which is included in revenues, net on the condensed consolidated statements of operations. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic and future principal and interest payments are reasonably assured, in which case the loan is returned to accrual status. The Company classifies its loans as either current or past due. Amounts are considered past due if a scheduled payment is not paid on its due date. The Company does not modify the terms of its existing loans with customers.

Allowance for credit losses – Loans held for investment

The Company identifies its portfolio segments and measures the allowance for credit losses based on similar economic risk characteristics. The allowance for credit losses for each portfolio is determined based on the Company’s current estimate of expected credit losses over the remaining contractual term, adjusted for expected prepayments when appropriate, and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation.

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

Any contingent consideration (“Earn-out liabilities”) is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at their initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the condensed consolidated statements of operations in the period of change.

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

Inventory

Inventory consists of finished goods and is stated at lower of cost or net realizable value. Cost is measured by using an adjusted standard cost method which approximates FIFO (first in, first out). The net realizable value of the Company’s inventory is estimated based on current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of March 31, 2024 and December 31, 2023, no reserve for inventory has been recorded.

Goodwill and acquired intangible assets

Goodwill in the Company’s condensed consolidated financial statements resulted from the Credova Merger, while the acquired intangible assets recorded in the Company’s condensed consolidated financial statements resulted from both the EveryLife asset acquisition and the Credova Merger.

Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized as it is estimated to have an indefinite life. As such, goodwill is subject to an annual impairment test.

The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach.

Accounting Standards Codification (“ASC”) 350- Intangibles-Goodwill and Other requires goodwill to be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company elects to perform an annual impairment test of goodwill as of December 31 of each year. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed.

Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of the respective asset. Each period the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Acquired indefinite-lived intangible assets are not amortized but are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the intangible asset may be impaired.

Capitalized Software

The Company capitalizes costs related to the development of its internal software and certain projects for internal use in accordance with ASC 350. The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method. Software development costs expensed and not capitalized, which are included in research and development expense in the accompanying condensed consolidated statements of operations, were approximately $39,000 and $80,600 for the three months ended March 31, 2024, and 2023, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, capitalized software and lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset. No impairment of the Company’s long-lived assets were recorded during the three months ended March 31, 2024 and 2023.

Convertible Promissory Notes

The Company may enter into convertible promissory notes, some of which contain predominantly fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted by the holder, into common shares at a fixed discount to the market price of the common stock at the time of conversion. In this case, the convertible promissory notes represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible notes date with a charge to expense in accordance with ASC-480 – Distinguishing Liabilities from Equity.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 11) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each reporting period until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For the Public Warrants, quoted market price will be used as the fair value as of each relevant date.

Leases

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represent an obligation to make lease payments arising from the lease. The Company’s lease agreement contains rent escalation provisions, which are considered in determining the ROU assets and lease liabilities. The Company begins recognizing rent expense when the lessor makes the underlying asset available for use by the Company. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. The interest rate the Company uses to determine the present value of future lease payments is the Company’s incremental borrowing rate because the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is a hypothetical rate for collateralized borrowings in economic environments where the leased asset is located based on credit rating factors. The ROU asset is determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Certain leases contain variable costs, such as common area maintenance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the condensed consolidated statements of operations.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including money markets classified as cash equivalents, accounts receivable, loans held for investment at fixed interest rates, accounts payable, accrued expenses, debt at fixed interest rates, and other liabilities approximate fair value due to their relatively short maturities.

The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year. For the three months ended March 31, 2024 and 2023 no transfers between levels have been recognized.

Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has determined that the Company has three reportable segments comprised of Marketplace, Brands and Financial Technology.

Concentration of Risks

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash balances may exceed the FDIC insurance limit of $250,000. The Company has not experienced any losses in such accounts.

For the three months ended March 31, 2024 and 2023, no customer accounted for 10% or more of the Company’s revenue.

As of March 31, 2024 and December 31, 2023, no customer accounted for 10% or more of the Company’s accounts receivable.

Recent Accounting Pronouncements

The Company has assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company’s condensed consolidated financial statements as well as material updates to previous assessments, if any, to the Company’s annual audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023.

Note 4 - Recapitalization

On July 19, 2023, the Company consummated the Business Combination, pursuant to the terms of the Merger Agreement dated February 27, 2023 with Colombier.

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

●

each share of PSQ Common Stock held by the Chief Executive Officer (“CEO”) was automatically converted into the right to receive 19.476836 shares of Class C Common Stock, par value $0.0001 per share, of the Company (“Class C Common Stock” and, together with Class A Common Stock, “Company Common Stock”).

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

PSQ has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	PSQ’s existing stockholders will have the ability to control decisions regarding election and removal of directors and officers of the Company;

●	PSQ is the larger entity in terms of substantive operations and employee base;

●	PSQ will comprise the ongoing operations of the Company; and

●	PSQ’s existing senior management will be the senior management of the Company.

Accordingly, the Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, although Colombier acquired all the outstanding equity interests of PSQ in the Business Combination, Colombier was treated as the “acquired” company and PSQ was treated as the accounting acquirer for financial statement reporting purposes. Accordingly, the Business Combination was treated as the equivalent of PSQ issuing stock for the net assets of Colombier, accompanied by a recapitalization. The net assets of Colombier were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of PSQ.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $34.9 million from the Business Combination, offset by total transaction costs of $16.8 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity:

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

Public and private placement warrants

The Public Warrants issued in Colombier’s Initial Public Offering (“IPO”) and 5,700,000 warrants issued in connection with private placement at the time of Colombier’s IPO (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see Note 11).

Redemption

Prior to the closing of the Business Combination, certain Colombier public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 13,827,349 shares of Colombier Class A common stock for an aggregate payment of $141,151,432.

Note 5 - Acquisitions

Credova

On March 13, 2024, the Company entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary (“Merger Sub”) Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement (the “Credova Merger”).

Pursuant to the Credova Merger Agreement, on March 13, 2024, the transactions which are the subject of the Credova Merger Agreement were consummated and Merger Sub merged with and into Credova (the “Merger”), with Credova surviving as a wholly-owned subsidiary of PSQ. In connection with the Merger, each share of Credova’s equity was converted into the right to receive newly-issued shares of PSQ Class A common stock (“Class A Common Stock”), and was delivered to the Credova stockholders at the closing (“Credova Stockholders”).

Credova Merger Consideration

As consideration for the Credova Merger, Credova stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. Assuming they are not subject to indemnity claims, the Escrow Shares remaining in escrow upon the 12-month anniversary of the closing will be released and distributed pro rata to the former stockholders of Credova.

The acquisition of Credova was accounted for as a business combination using the acquisition method pursuant to FASB ASC Topic 805. As the acquirer for accounting purposes, the Company estimated the purchase price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill.

The Company is in the process of finalizing the allocation of the purchase price. As a result, the fair value estimates assigned to intangible assets, goodwill and the related tax impacts of the acquisition, among other items, are preliminary and subject to change as additional information is received to complete the analysis, including final adjustments to loans held for investment, intangible assets, and certain net working capital accounts. The Company expects to finalize the valuation as soon as practicable, but no later than one year after the acquisition date. The preliminary purchase price allocation as of the acquisition date is presented as follows:

March 13, 2024
Purchase consideration:
Common Stock, at fair value	$14,137,606
Assumption of notes payable	8,449,500
Cash paid	1,587,184
Total purchase consideration	$24,174,290

Purchase price allocation:
Cash	$1,728,400
Loans held for investment	7,027,678
Fixed assets	243,879
Intangible assets	11,720,000
Prepaid expenses	1,269,933
Goodwill	10,930,978
Operating lease right of use asset	341,121
Accounts payable and other current liabilities	(3,430,171)
Lease liability	(341,121)
Revolving line of credit	(5,316,407)
Fair value of net assets acquired	$24,174,290

The preliminary excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings as well as acquiring an assembled workforce. The goodwill balance is not deductible for income tax purposes.

Acquisition-related costs of $2.3 million associated with the Credova Merger were included in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2024.

Since the acquisition date, $0.4 million of revenue and $0.3 million of net loss have been included in the condensed consolidated statement of operations for the three months ended March 31, 2024.

The following table sets forth the preliminary components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in years):

	Fair value	Useful life
Trademarks and Tradenames	$1,700,000	5
Internally developed software	3,600,000	3
Merchant relationships	5,900,000	5
State operating licenses	520,000	Indefinite
Total intangible assets	$11,720,000

The following unaudited supplemental pro forma combined financial information presents the Company’s combined results of operations for the three months ended March 31, 2024 and 2023 as if the Credova Merger had occurred on January 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have occurred had the Credova Merger been completed on January 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Credova.

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenue	$6,379,454	$4,016,956
Net loss	$(11,263,956)	$(10,698,352)

The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2023 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:

(i)	the elimination of Credova historical depreciation and amortization expense and the recognition of new depreciation and amortization expense;

(ii)	an adjustment to present acquisition-related transaction costs and other one-time costs directly attributable to the acquisition as if they were incurred in the earliest period presented; and

(iii)	the related income tax effects of the adjustments noted above, as applicable.

EveryLife

In February 2023, the Company acquired the assets of EveryLife, by way of a stock for stock exchange. Pursuant to that agreement, the Company acquired a brand name in exchange for 1,071,229 shares of the Company’s common stock. Through the stock for stock exchange agreement, the Company acquired EveryLife’s marketing related intangibles which consist of a brand name. On July 13, 2023, the Company launched the brand and began generating revenue from sales of diapers and wipes from this operation.

This acquisition was accounted for as an asset purchase. The cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed based on their relative fair values and shall not give rise to goodwill.

The following table presents the acquisition date fair value of the asset acquired:

Assets acquired:
Balance - January 1, 2023	$-
Issuance of common stock at fair value	1,334,850
Legal costs capitalized	42,611
Balance – December 31, 2023	$1,377,461

Note 6 - Goodwill and Intangible Assets, Net

Goodwill as of March 31, 2024 was $10,930,978, which resulted from the Credova Merger (See Note 5) and is included in the Financial Technology segment.

The following table summarizes intangible assets, net:

	Useful Life	March 31, 2024	December 31, 2023
Capitalized software development costs	1-5 years	$5,708,407	$5,011,519
Trademark and tradenames	5 years	1,700,000	-
Internally developed software	3 years	3,600,000	-
Merchant relationships	5 years	5,900,000	-
State operating licenses	Indefinite	520,000	-
Purchased technology	1-15 years	247,489	247,489
Brand name	10 years	1,377,461	1,377,461
Total intangible assets		19,053,357	6,636,469
Less: Accumulated amortization		(3,294,659)	(3,079,440)
Total intangible assets, net		$15,758,698	$3,557,029

Amortization expenses were approximately $287,000 and $545,000 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, estimated future amortization expense is expected as follows:

Remainder of 2024	$2,603,454
2025	3,469,343
2026	3,469,343
2027	2,513,198
2028	2,152,340
Thereafter	1,031,020
$15,238,698

Note 7 – Loans Held for Investment, Net

The Company classifies its loans as either current or past due. The following reflects the credit quality of the Company’s loans held for investment, as delinquency status has been identified as the primary credit quality indicator, based on the recorded amount of the receivable in delinquent status.

The following reflects the credit quality of the Company’s loans receivable as of March 31, 2024 :

		Past Due
	Current	30-59 Days	60-89 days	> 90 days	Total
Loans receivable	$7,508,486	$115,436	$82,104	$49,873	$7,755,899
Allowance for credit losses					(1,073,581)
Loans receivable, net					$6,682,318

These loans have a variety of lending terms as well as original maturities ranging from six weeks to thirty-six months, with the large majority of the Company’s loans having a term of approximately two years. The average remaining life of the Company’s loans was approximately 12 months as of March 31, 2024. Given that the Company’s loan portfolio focuses on unsecured installment loans, the Company evaluates the portfolio as a single homogeneous loan portfolio, and performs further analysis by product type as needed.

The Company closely monitors credit quality for its loans held for investment to manage and evaluate exposure to credit risk. Credit risk management begins with initial underwriting, where a consumer is assessed based on the Company’s underwriting and credit policy. This includes Know Your Customer (“KYC”) identification, traditional credit scoring models, various Fair Credit Reporting Act (“FCRA”) permissible consumer credit and risk data. Credit quality is monitored subsequent to underwriting based on performance metrics that include, but are not limited to, delinquency and default metrics. The Company uses software that monitors credit quality of the respective portfolio and performs analysis on credit data.

The changes in allowance for credit losses on loans held for investment as of March 31, 2024 is as follows:

Balance at January 1, 2024
Balance acquired from Credova Merger	$1,130,515
Charge-offs	(93,894)
Provision for credit losses	36,960
Balance at March 31, 2024	$1,073,581

Note 8 - Revolving Line of Credit

The Company assumed a $10,000,000 revolving loan with a finance company through the Credova Merger (Note 5) which bears interest at a rate of 15% and requires minimum monthly interest payments. The funding termination date is June 30, 2024.

The revolving loan will go into amortization period beginning July 1, 2024, in accordance with the Amended and Restated Loan Security Agreement. Monthly remittance remains in effect with a borrowing base calculation. During the amortization period, the Company will repay the aggregate outstanding advances until such aggregate outstanding advances do not exceed the borrowing base, and then one-hundred percent (100%) of the remaining collections until the aggregate outstanding advances have been reduced to zero.

The revolving line of credit maturity date is subsequent to the revolving period, that is the earlier of: (a) nine (9) months following the funding termination date (June 30, 2024) and (b) the remittance date on which the aggregate outstanding advances are $1,000,000 or below.

Certain assets at Credova are assigned as collateral. The total amount that can be borrowed under the loan is reduced to the amount of the borrowing base if that amount is lower. The borrowing base is based upon a percentage of eligible receivables which are valued as the outstanding principal amount, less adjustments for loans held for investment that are more than thirty-one days but no more than sixty days past due. For calculating the borrowing base, receivables more than sixty days past due are excluded.

As of March 31, 2024, the outstanding advances under this revolving loan totaled $5,100,542.

Note 9 - Convertible Promissory Notes

On March 13, 2024, the Company entered into a note purchase agreement for a 9.75% private placement convertible note for $10,000,000 invested by a board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova Merger. The Company’s stockholders have approved the issuance of the underlying shares as part of the annual stockholder meeting in April 2024 and the funds were received May 3, 2024.

Promissory Note Exchange

Prior to the execution of the Credova Merger Agreement, Credova, PSQ and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the Closing, the Participating Noteholders delivered their Subdebt Notes of Credova for cancellation, in exchange for newly-issued replacement notes issued by PSQ, convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes have 9.75% simple interest per annum and 10 year maturity dates.

Pursuant to the terms of the Replacement Notes, at any time after the Closing, Participating Noteholders may elect to convert their Replacement Notes into a number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 4.63641, subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus (i) between the Closing and the first anniversary of the Closing, 120% of the then outstanding principal amount, (ii) between the first anniversary and the second anniversary of the Closing, 105% of the then outstanding principal amount and (iii) after the second anniversary of the Closing, the then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A Common Stock if the daily volume-weighted average trading price of the Company Class A Common Stock exceeds 140% of the Conversion Price on each of at least ten consecutive trading days during the twenty trading day period prior to notice of such required conversion. The Company determined the embedded derivatives did not require bifurcation.

Credova Subdebt Notes not exchanged for Replacement Notes at Closing were cancelled following payment in full in cash.

As of March 31, 2024, the convertible promissory notes payable was $8,449,500.

Convertible Promissory Notes

In March 2023, the Company issued convertible promissory notes (the “Note” or “Notes”) in the total amount of $2,050,000 that accrue interest at the rate of 5% per annum until converted or paid in full upon maturity being December 31, 2024.

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

The change in the fair value of the Notes measured with Level 3 inputs for the three months ended March 31, 2023 are summarized as follows:

Convertible Promissory Notes
Fair value as of January 1, 2023	$-
Principal balance of convertible notes issued	2,050,000
Change in valuation inputs or other assumptions	1,147,905
Fair value as of March 31, 2023	$3,197,905

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Exercise price	$-
Risk-Free Rate	4.06%
Maturity (in years)	2.0
Volatility	75%

Note 10 - Leases

Since inception, the Company has entered into four leases for office suites in California and Florida, two were short-term and two leases were long-term and expire in 2024 and 2025. Termination of the any lease is prohibited unless there is a violation under the lease agreement. The California lease has escalating payments from $15,538 per month to $16,004 per month, while the Florida lease has payments of $16,457 per month for the term of the lease. In determining the length of the lease term, the Company determined there was no embedded extension option. At lease commencement date, the Company estimated the lease liability and the right-of-use assets at present value using the Company’s estimated incremental borrowing rate of 10.5%.

In conjunction with the Credova Merger, the Company acquired a lease agreement for its corporate office in Montana which had a commencement date of May 2022 and contains annual rent increases through April 2027. There is no purchase option or transfer of title of the leased premises at the end of the lease. The Company is responsible for all expenses, maintenance and taxes on the leased premises during the lease term. The Company has the option to renew the lease for an additional five-year period at prevailing rental rates at that time. In determining the length of the lease term, the Company did not include the optional renewal as on commencement date that renewal was not probable. At acquisition date, the Company estimated the lease liability and the right-of-use assets at present value using the Company’s estimated incremental borrowing rate of 9.75%.

Rent expense under the operating leases included in the results of operations, inclusive of common area maintenance charges, utilities, and real estate taxes, was approximately $114,000 and $50,000 for the three months ended March 31, 2024 and 2023, respectively.

The following amounts were recorded in the Company’s condensed consolidated balance sheets relating to its operating lease and other supplemental information:

	March 31, 2024	December 31, 2023
ROU assets	$570,585	$324,238
Lease liabilities:
Current lease liabilities	$327,884	$310,911
Non-current lease liabilities	244,818	16,457
Total lease liabilities	$572,702	$327,368
Other supplemental information:
Weighted average remaining lease term	2.2 years	1 year
Weighted average discount rate	10.0%	10.50%

The following table presents the lease payments relating to the Company’s operating leases:

Fiscal Year	March 31, 2024
Remainder of 2024	$322,078
2025	144,273
2026	131,196
2027	44,112
Total lease payments	641,659
Less: imputed interest	(68,957)
Present value of operating lease liabilities	$572,702

Note 11 - Warrant Liabilities

As part of Colombier’s IPO, Colombier issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Colombier completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. As of March 31, 2024 and December 31, 2023, there were 5,750,000 Public Warrants and 5,700,000 Private Placement warrants outstanding.

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statement of operations at each reporting period until they are exercised. As of March 31, 2024 and December 31, 2023, the fair value of the Public Warrants and Private Placement Warrants liabilities are presented within warrant liabilities on the condensed consolidated balance sheet.

Note 12 - Related Parties

On March 13, 2024, the Company entered into a note purchase agreement for a 9.75% private placement convertible note for $10,000,000 invested by a board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova Merger. The Company’s stockholders have approved the issuance of the underlying shares as part of the annual stockholder meeting in April 2024 and the funds were received May 3, 2024.

On August 25, 2023, the Company and its former Chief Operating Officer (“Former COO”) entered into a separation and release of claims agreement (the “Separation Agreement”) providing for the Former COO’s departure from his position to pursue other business opportunities. The effective date of the Former COO’s departure was August 25, 2023 (the “Separation Date”). Pursuant to the Separation Agreement, the Former COO is entitled to receive continued payment of his 2023 annual base salary for a period of 12 months, subject to his compliance with the Separation Agreement, including a release of claims in favor of the Company, certain restrictive covenants described below and the forfeiture to the Company by the Former COO of 1,704,223 shares of the Company’s Class A common stock. In addition, the Separation Agreement provides that the Former COO will not be granted further equity of the Company, including restricted stock units or earnout compensation; however, the Former COO remains eligible to receive certain earnout compensation as a former shareholder of PublicSq. Inc. Subject to eligibility, the Separation Agreement provides for continued payment by the Company of the Company’s share of COBRA premiums for the Former COO’s health benefit coverage for a period of up to 12 months following the Separation Date. The Separation Agreement also provides for, among other things, non-disclosure and non-solicitation obligations applicable to the Former COO and mutual non-disparagement obligations.

In August 2023, the Company signed a one-year strategic consulting agreement with a consulting company that is controlled by a board member. The consulting company was engaged by the Company to provide strategic advice and assistance to the Company in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. As of January 1, 2024, the monthly amount was amended from $80,000 to $60,000 a month. As of March 31, 2024, the Company has incurred and paid $540,000 relating to this agreement.  In December 2023 the Company entered into a letter agreement (the “Letter Agreement”) with the same consulting company to engage the consulting company as an advisor to the Company in connection with the Credova Merger. The term of the Letter Agreement was the earlier of twelve (12) months from the date of the agreement or the consummation of the Credova Merger, which occurred on March 13, 2024. As consideration, the consulting company received $150,000 paid at the closing of the Credova Merger and 183,349 Class A Common Stock, for a value of $887,809, in the Company with respect to the Credova Merger. In April 2024, the Company entered into second letter agreement (the “Second Letter Agreement”) (see Note 17).

In June 2023, the Company signed a consulting agreement with a board member to provide advisory services to EveryLife. In exchange the board member receives $10,000 per month and 40,000 RSUs that vest at the completion of the consulting agreement (the “C6 — EveryLife Consulting Agreement”). On November 29, 2023, the Company entered into a new consulting agreement (the “November 2023 C6 Consulting Agreement”) with the same board member, through his consulting company, C6 Creative Consulting, Inc. In connection with the execution of the November 2023 C6 Consulting Agreement, the C6 — EveryLife Consulting Agreement was terminated. Pursuant to the November 2023 C6 Consulting Agreement, the board member receives $30,000 per month and was granted 120,000 RSUs, subject to approval by the Company’s board, in connection with consulting services provided to the Company, including in regard to outreach, marketing and growth initiatives for the Company and EveryLife. Pursuant to the consulting agreement, 30,000 RSUs vested on January 31, 2024, 60,000 RSUs were to vest on May 3, 2024, and 30,000 RSUs will vest on November 1, 2024. On February 27, 2024, the November 2023 C6 Consulting Agreement was amended to reduce the monthly fee from $30,000 to $15,000, and to remove the RSU grant of the 60,000 RSUs set to vest on May 3, 2024. As of March 31, 2024, the Company has incurred and paid $281,086 relating to this agreement.

Note 13 - Share Based Compensation

On July 25, 2023, the Board of Directors of the Company approved the PSQ Holdings, Inc. 2023 Stock Incentive Plan as well as the 2023 Employee Stock Purchase Plan, whereby it may grant to certain employees, consultants and advisors an award, such as (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock and (d) RSUs, of the Company.

2023 Stock incentive plan

Awards may be made under the Plan for up to such number of shares of Class A Common Stock of the Company as is equal to the sum of:

(A) a number of shares of Class A Common Stock equal to fifteen percent (15%) of the outstanding shares of all classes of Company Common Stock, determined immediately following the closing of the Merger Agreement.

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

Restricted Stock Units

There were no RSUs granted during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and board of directors. Each RSU entitles the recipient to one share of our common stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.

Share-based compensation expense for RSUs is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, RSUs during the three-month period ended March 31, 2024 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2024	1,655,542	$9.61
Granted	2,276,710	8.10
Forfeited	(108,000)	10.12
Vested	(638,629)	6.91
Unvested as of March 31, 2024	3,185,623	$8.93

As of March 31, 2024 and December 31, 2023 there were 4,673,705 and 2,354,989 RSUs outstanding, respectively.

As of March 31, 2024, unrecognized compensation cost related to the grant of RSUs was approximately $22.5 million. Unvested outstanding RSUs as of March 31, 2024 had a weighted average remaining vesting period of 2.59 years.

Share based compensation relating to earn-out

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

As of March 31, 2024, the Company recorded $914,063 of share-based compensation expense, related to the earnout shares. As of March 31, 2024, unrecognized compensation cost related to the earnout shares was approximately $14,960,000.

During the three months ended March 31, 2024, the Company recorded the following share-based compensation expense, related to RSUs, earnout shares and Credova Merger:

For the three March 31, 2024
Cost of sales	$23,974
General and administrative expenses	2,638,132
Research and development	321,115
Sales and marketing	2,015,793
Transaction costs incurred in connection with Credova Merger	887,409
$5,886,423

Note 14 - Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market	$4,706,965	$-	$-	$4,706,965

Liabilities
Warrant liabilities - Public Warrants	$3,737,500	$-	$-	$3,737,500
Warrant liabilities - Private placement warrants (1)	-	-	4,161,000	4,161,000
Earnout liabilities (2)	-	-	540,000	540,000
Total liabilities	$3,737,500	$-	$4,701,000	$8,438,500

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market	$10,301,371	$-	$-	$10,301,371

Liabilities
Warrant liabilities - Public Warrants	$4,715,000	$-	$-	$4,715,000
Warrant liabilities - Private placement warrants (1)	-	-	5,415,000	5,415,000
Earnout liabilities (2)	-	-	660,000	660,000
Total liabilities	$4,715,000	$-	$6,075,000	$10,790,000

(1)	Public Warrants and Private Placement Warrants were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.
(2)	The fair value of the earn-out liabilities was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

The following table presents the changes in fair value of the private placements warrants:

For the three months ended March 31, 2024
Liability at January 1, 2024	$5,415,000
Change in fair value	(1,254,000)
Balance as of March 31, 2024	$4,161,000

The following table presents the changes in fair value of the earn-out liabilities:

For the three months ended March 31, 2024
Liability at January 1, 2024	$660,000
Change in fair value	(120,000)
Balance as of March 31, 2024	$540,000

Note 15 - Segments

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

As of March 31, 2024, the Company’s operating and reportable segments include:

●	Marketplace: PSQ has created a marketplace platform to access consumers that are drawn to patriotic values. The Company generates revenue from advertising and e-commerce transaction revenues.

●	Brands: Our wholly owned brand is EveryLife, Inc., which generates revenue from online and wholesale sales of diapers and wipes.

●	Financial Technology: Our wholly owned subsidiary is Credova Holdings, Inc., which generates revenue primarily through four activities: revenue from sale of loan contracts, revenue from interest earned on loans and leases, revenue from retailer discounts and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods.

The CODM measures and evaluates the Company’s performance based on segment gross revenue, segment gross profit margin and segment operating income, before interest, taxes, depreciation, and amortization (“EBITDA”). Adjusted EBITDA is defined as earnings (loss) from operations less depreciation and amortization, share based compensation and transaction costs. Earnings (loss) from operations excludes interest, interest expense, (gain) loss on sale of equipment, change in fair value of financial instruments and other expenses. The Company believes that Adjusted EBITDA is an appropriate measure for evaluating the operating performance of the Company’s business segments because it is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of and allocate resources to the Company’s businesses.

Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.

The following tables set forth the Company’s revenues, net and adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Revenues, net:
Marketplace
Advertising and e-commerce sales	$945,471	$378,034
Brands
Product sales	2,350,510	-
Returns and discounts	(207,101)	-
Total Brands revenues, net	2,143,409	-
Financial Technology
Direct revenue	154,607	-
Interest income on loans and leases	139,398	-
Loan and lease contracts sold, net	83,004	-
Total Financial Technology revenues, net	377,009	-
Total revenues, net	$3,465,889	$378,034

	March 31, 2024				March 31, 2023
	Marketplace	Brands	Financial Technology	Total	Marketplace	Total
Revenues, net	$945,471	$2,143,409	$377,009	$3,465,889	$378,034	$378,034
Segment cost of revenue	(507,615)	-	(90,746)	(598,361)	(362,973)	(362,973)
Segment cost of goods sold	$-	$(1,391,408)	$-	$(1,391,408)	$-	$-
Segment Gross Profit	$437,856	$752,001	$286,263	$1,476,120	$15,061	$15,061
Segment Gross Profit Margin %	46%	35%	76%	43%	4%	4%
Adjusted EBITDA	$(6,827,402)	$(362,613)	$(128,731)	$(7,318,746)	$(4,991,346)	$(4,991,346)
Depreciation and amortization	$143,563	$35,245	$117,789	$296,597	$545,337	$545,337

	For the three months ended March 31,
	2024	2023
Adjusted EBITDA:
Marketplace adjusted EBITDA	$(6,827,402)	$(4,991,346)
Brands adjusted EBITDA	(362,613)	-
Financial Technology adjusted EBITDA	(128,731)	-
Total adjusted EBITDA	(7,318,746)	(4,991,346)
Transaction costs incurred in connection with acquisitions	(2,293,594)	-
Share-based compensation (exclusive of what is included in transaction costs above)	(4,999,014)	-
Depreciation and amortization	(296,597)	(545,337)
Other income, net	103,379	5,138
Change in fair value of warrant liabilities	2,231,500	-
Change in fair value of earnout liabilities	120,000	-
Change in fair value of convertible notes	-	(1,147,905)
Income tax benefit (expense)	419	(189)
Interest expense, net	(124,178)	(8,001)
Net loss	$(12,576,831)	$(6,687,640)

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

Note 16 - Commitments and Contingencies

Advertising Commitment

In October 2023, the Company entered into a one-year advertising agreement with a media group for the purpose of promoting the Company and its services on a national platform. In connection with this agreement, the Company has committed to pay $1,000,000 in six equal installments of $166,667.

As of March 31, 2024, the Company has completed one of the six installments, for total amount paid of $166,667.

Other Legal Matters

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2024 and December 31, 2023, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Note 17 - Subsequent Events

The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the condensed consolidated balance sheet date through the date the condensed consolidated financial statements were available to be issued.

In April 2024, the Company entered into a second letter agreement with the same strategic consulting company to engage the consulting company as an advisor to the Company in connection with potential acquisitions (see Note 12). The term of the Letter Agreement was the earlier of twelve (12) months from the date of the agreement or the consummation of an acquisition. As consideration, the consulting company will receive 1.5% of the total consideration paid for an acquisition.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes hereto included in Part I, Item 1 of this quarterly report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.

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

Overview

PublicSquare is a holding company that strategically unites key products and services, forming the backbone of the parallel economy’s ecosystem via its three core segments (further defined as “Marketplace”, “Financial Technology”, and “Brands”). The primary mission of the Marketplace segment is to help consumers ‘shop their values’ and put purpose behind their purchases. PublicSquare leverages data and insights from the Marketplace to assess its customers’ needs and provide wholly-owned quality financial products and brands. PublicSquare’s Financial Technology segment consists of a consumer financing company focusing on the outdoor sports and shooting industry. PublicSquare’s Brands segment consists of direct-to-consumer (“D2C”) consists of a premium life-affirming baby products company, as well as business services.

We incorporated PSQ Holdings, Inc. in February of 2021, began development of our digital platform (mobile app and website) in May 2021 and launched our initial product regionally in San Diego County, California in October 2021 on iOS, Android and on our website. After 10 months of testing in various markets and courting member feedback, we launched the PSQ platform (the “Platform”) nationwide on July 4, 2022.

On February 23, 2023, we completed a stock-for-stock transaction to purchase 100% of the outstanding shares of EveryLife, Inc. (“EveryLife”), a Delaware corporation, in exchange for 1,071,229 shares of common stock, par value $0.001 per share, of Private PSQ (“Private PSQ Common Stock”).

On July 19, 2023, in accordance with the plan of arrangement to reorganize PSQ Holdings. Inc, the Company finalized a business combination (the “Business Combination”) with Colombier Acquisition Corp. (“Colombier”). On closing, the common shares of PSQ Holdings Inc. were listed on the New York Stock Exchange and commenced trading under the symbol “NYSE:PSQH”.

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

The mailing address of PSQ’s principal executive office is 250 S. Australian Avenue, Suite 1300, West Palm Beach, Florida 33401.

Recent Developments

On March 13, 2024, we entered into a note purchase agreement for a 9.75% private placement convertible note for $10,000,000 invested by a board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova transaction. Our stockholders have approved the issuance of the underlying shares as part of our annual stockholder meeting in April 2024 and the funds were received May 3, 2024.

Credova Merger Agreement

On March 13, 2024, the Company entered into the Credova Merger Agreement with Buyer Parties, Credova, and the Seller Representative in accordance with the terms of the Credova Merger Agreement.

Credova assists consumers, lenders, and retailers in offering point-of-sale financing products. Credova has developed and maintains an internet-based proprietary retail finance platform and related application programming interfaces (“APIs”) through which Credova, certain Federal Deposit Insurance Corporation (“FDIC”) and National Credit Union Administration (“NCUA”) insured financial institutions, and other financial institutions authorized by Credova (each a “Financing Partner”), and merchants can dynamically offer certain financing products (collectively, the “Services”).

Pursuant to the Credova Merger Agreement, on March 13, 2024, the transactions which are the subject of the Credova Merger Agreement were consummated (the “Closing”) and Merger Sub merged with and into Credova (the “Credova Merger”), with Credova surviving as a wholly-owned subsidiary of PSQ. In connection with the Credova Merger, each share of Credova was converted into the right to receive newly-issued shares of our Class A common stock (“Class A Common Stock”), delivered to the Credova stockholders at the Closing (“Credova Stockholders”).

As consideration for the Credova Merger, Credova stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. Assuming they are not subject to indemnity claims, the Escrow Shares remaining in escrow upon the 12-month anniversary of the Closing will be released and distributed pro rata to the former stockholders of Credova.

The acquisition of Credova was accounted for as a business combination using the acquisition method pursuant to FASB ASC Topic 805. As the acquirer for accounting purposes, the Company had estimated the purchase price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill. The Company is in the process of finalizing the allocation of the purchase price. As a result, the fair value estimates assigned to intangible asset, goodwill and the related tax impacts of the acquisition, among other items, are preliminary and subject to change as additional information is received to complete the analysis, including final adjustments to net working capital. The Company expects to finalize the valuation as soon as practicable, but no later than one year after the acquisition date.

Promissory Note Exchange

Prior to the execution of the Credova Merger Agreement, Credova, PSQ and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the Closing, the Participating Noteholders delivered their Subdebt Notes of Credova for cancellation, in exchange for newly-issued replacement notes issued by PSQ, convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes have 9.75% simple interest per annum and ten-year maturity dates.

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

Key Business Metrics and Selected Financial Data

We use the following key metrics and non-GAAP measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:

●	Segment Revenue (see discussion below in “Results of Operations”);

●	Adjusted EBITDA (see “Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA);

●	Monthly Active Users (“MAUs”); and

●	Gross Merchandise Volume (“GMV”).

For MAU and GMV, these metrics are based on internal company data, assumptions, and estimates and are used in managing our business. We believe that these figures are reasonable estimates, and we actively take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, however, inherent challenges in gathering accurate data across large online and mobile populations.

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

MAU

We use MAUs as a measure of platform engagement to help us understand the volume of users engaged with our platform on a monthly basis. MAUs represent the total web and mobile app users for each month, which allows us to measure our total user base calculated from data provided by Google, a third-party analytics provider. Google defines “active users” as the “number of distinct users who visited your website or application.” We have used the Google analytics systems since we first began publicly reporting MAU statistics, and the resulting data have not been independently verified. For the three months ended March 31, 2024 and 2023, average MAUs was 222,333 and 53,667, respectively, a year-over-year growth of 314%.

GMV

In addition to revenue, net loss, adjusted EBITDA, and other results under U.S. GAAP, the following table sets forth key operating metrics we use to evaluate our Financial Technology segment. The information below represents proforma information as if the Credova Merger closed on January 1, 2023:

	Three Months Ended March 31,
	2024	2023	% Change
Gross merchandise volume (“GMV”)	$16,893,281	$11,619,930	45.4%

We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.

For the three months ended March 31, 2024, GMV was $16.9 million which represented an increase of approximately 45% as compared to the same period in 2023. Overall, the increase in GMV was primarily driven by the expansion of our active merchant base and increases in active consumers. The increase in GMV for the three months ended March 31, 2024 also reflected increased consumer demand for our bank originated products.

For the three months ended March 31, 2024, our top five merchants and platform partners represented approximately 40% of total GMV, as compared to 55% for the three months ended March 31, 2023. GMV attributable to our largest merchant during both the three months ended March 31, 2024 represented 15% of total GMV, compared to 17% for the same period in 2023.

Components of Results of Operations

During the three months ended March 31, 2024 and 2023, our net loss was $12.6 million and $6.7 million, respectively. Our net loss increased, largely due to the $2.2 million decrease in fair value of the warrant liabilities, as well as $2.3 million related to transaction costs incurred relating to the acquisition and $5.0 million of share-based compensation incurred (less amounts included in transaction costs). Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform, as well as a result of our becoming a public company. We have not been profitable since inception. As of March 31, 2024, our accumulated deficit was $74.8 million. Since inception, we have financed our operations primarily through equity raises and operating activities.

Revenues, net

We generate revenues from our three segments: Marketplace, Brands and Financial Technology; a summary of each is described below.

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

Financial Technology

The Company principally generates financing revenue from four activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, and revenue from retailer discounts and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from the Company’s sales of loan and lease contracts is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the leases to a third party. Revenue from loans and leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at time of loan origination.

For a description of our revenue recognition policies, see Note 3, Summary of Significant Accounting Policies, in our condensed consolidated financial statements.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) consists of the direct costs incurred in building and running the Platform, as well as underwriting and servicing fees related to our Financial Technology segment.

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

We expect to continue to invest substantial resources to support our growth. We anticipate that each of the following categories of operating expenses, will increase in absolute dollar amounts and decrease as a percentage of revenue for the foreseeable future.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries, employee benefits and consultant fees related to our development activities to originate, develop, and enhance the Platform. We expect research and development expenses to remain fairly consistent in the near term due to reallocation of our engineering and product resources to more profitable segments, such as PSQ Payments.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of amortization of capitalized software development costs.

Non-Operating Income and Other Items

Other Income, Net

Other income, net primarily relates to dividend income earned on the money market account for the three months ended March 31, 2024, and Employee Retention Tax Credit (“ERTC”) and the Research and Development Tax Credit (“R&D Tax Credit”) for the three months ended March 31, 2023.

Change in fair value of convertible promissory notes

Changes in the fair value of the convertible promissory notes are recorded in the condensed consolidated statement of operations. The convertible promissory notes represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the convertible promissory notes liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible promissory notes’ issuance date with a charge to expense. The convertible promissory notes were converted to equity at the close of the Business Combination.

Change in fair value of earn-out liabilities

Changes in the fair value of earnout liabilities are recorded in the condensed consolidated statement of operations. The earn-out liabilities represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the earnout liability at its fair value at each reporting period.

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

Interest Expense, net

Interest expense incurred consists of interest accrued on revolving line of credit and convertible promissory notes issued.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements for the three months ended March 31, 2024 found elsewhere in this document.

The following table sets forth our condensed consolidated statement of operations for the three ended March 31, 2024 and 2023, and the dollar and percentage change between the two periods:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Variance, $	Variance, %
Revenues, net	3,465,889	378,034	3,087,855	817%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	598,361	362,973	235,388	65%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	1,391,408	-	1,391,408	NM
General and administrative	10,262,878	4,091,850	6,171,028	151%
Sales and marketing	4,682,638	666,057	4,016,581	603%
Research and development	1,141,958	248,500	893,458	360%
Depreciation and amortization	296,597	545,337	(248,740)	(46)%
Total costs and expenses	18,373,840	5,914,717	12,459,123	211%
Operating loss	(14,907,951)	(5,536,683)	(9,371,268)	169%
Other income (expense):
Other income, net	103,379	5,138	98,241	1912%
Change in fair value of convertible promissory notes	-	(1,147,905)	1,147,905	(100)%
Change in fair value of earn-out liabilities	120,000	-	120,000	NM
Change in fair value of warrant liabilities	2,231,500	-	2,231,500	NM
Interest expense, net	(124,178)	(8,001)	(116,177)	1452%
Loss before income taxes	(12,577,250)	(6,687,451)	(5,889,799)	88%
Income tax benefit (expense)	419	(189)	608	(322)%
Net loss	$(12,576,831)	$(6,687,640)	(5,889,191)	88%

NM* - Percentage change not meaningful.

Revenues, net

	For the three months ended March 31,		Variance,	Variance,
	2024	2023	$	%
Revenues, net:
Marketplace
Advertising and e-commerce sales	$945,471	$378,034	$567,437	150%
Brands
Product sales	2,350,510	-	2,350,510	NM
Returns and discounts	(207,101)	-	(207,101)	NM
Total Brand revenues, net	2,143,409	-	2,143,409	NM
Financial Technology
Direct revenue	154,607	-	154,607	NM
Interest income on loans	139,398	-	139,398	NM
Loan and lease contracts sold, net	83,004	-	83,004	NM
Total Financial Technology revenues, net	377,009	-	377,009	NM
Total revenues, net	$3,465,889	$378,034	$3,087,855	817%

Revenues, net increased by $3.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was driven by addition of product sales of $2.4 million partially offset by returns and discounts of $0.2 million, as well as an increase in the business member base and introduction of new advertising features on our platform, which resulted in an increase of advertising revenues of $0.6 million. Additionally, the Credova Merger accounted for an additional $0.4 million revenue for the three months ended March 31, 2024.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased by $0.2 million, or 65%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was mainly due to an increase in personnel expenses of $0.2 million.

Cost of goods sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) increased by $1.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was mainly due to the sale of products of $1.4 million.

General and Administrative Expense

General and administrative expense increased by $6.2 million, or 151%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 The increase was due to a $3.7 million increase in staffing-related costs, $2.3 million in transaction related costs, and $0.2 million increase in other administrative expenses, which include accounting, legal, and other administrative services.

Sales and Marketing Expense

Sales and marketing expense increased by $4.0 million, or 603%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to a $4.0 million increase in other marketing and public relation activities.

Research and Development Expense

Research and development expense increased by $0.9 million or 360%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to an increase in staffing-related costs in our product and engineering teams, as well as costs related to computer software, hardware, and other administrative expenses.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 46%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily related to the completion of amortization of version 1.0 of the Platform and the amortization of version 2.0 of the Platform is being amortized over a longer useful life.

Other Income, net

Other income, net changed by $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to dividend income earned on the money market accounts.

Interest Expense, net

Interest expense, net increased by $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to the interest payable in relation to the convertible promissory notes recorded as of December 31, 2023.

Income Tax Benefit (Expense)

Income tax benefit (expense) increased by an insignificant amount for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Historically, we have financed operations primarily through cash generated from equity raises, other financing activities and operating activities. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures. Our principal long-term working capital uses include increasing our advertising and marketing exposure, expanding our internal engineering and product teams, developing and launching D2C products, and developing and rolling out e-commerce capabilities.

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

As of March 31, 2024, our cash and cash equivalents balance was $9.1 million and net working capital of $6.6 million. Cash and cash equivalents consist of interest-bearing deposit accounts managed by third-party financial institutions, and highly liquid investments with maturities of three months or less.

On May 3, 2024, the Company received the $10,000,000 proceeds from a 9.75% private placement convertible note invested by a board member and his affiliates.

Additionally, our Board of Directors and executive team have also outlined a strategic plan to improve the cash position by gaining access to additional capital. These initiatives may include reallocation of resources to more profitable segments of the business, completing a private placement equity raise, entering into a revolving line of credit agreement and refinement of inventory purchase timing which will reduce excess stock levels.

The Company believes that as a result of the Business Combination, convertible note proceeds, the Credova Merger, strategic resource allocation initiatives, planned equity raises, inventory management and line of credit financing, along with its existing cash and cash equivalents, that the Company will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.

Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and extent of spending by us to support further sales and marketing and research and development efforts, the degree to which we are successful in launching new business initiatives such as our contemplated e-commerce and D2C business initiatives and the cost associated with these initiatives, and the growth of our business generally. In order to finance these opportunities and associated costs, it is possible that we will need to raise additional financing if the proceeds realized by us from the Credova Merger are insufficient to support our business needs. While we believe that the proceeds realized by us through the Merger will be sufficient to meet our currently contemplated business needs, we cannot assure you that this will be the case. If additional financing is required by us from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations and financial condition would be materially and adversely affected.

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

	For the three months ended March 31,
	2024	2023	Variance
Net cash used in operating activities	$(6,524,740)	$(3,020,733)	(3,504,007)
Net cash used in investing activities	(358,574)	(783,442)	424,868
Net cash (used in) provided by financing activities	(215,865)	4,650,125	(4,865,990)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $6.5 million compared to $3.0 million used in operating activities during the three months ended March 31, 2023. The increase in cash used in operating activities was due to an overall increase in operating expenses, resulting in an increased net loss of $5.9 million. This was offset with an increase in non-cash expenses for share based compensation of $5.9 million. Also offsetting this was an increase in cash provided by operating assets and liabilities of $0.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $0.4 million, a decrease of $0.4 million from cash used in investing activities of $0.8 million for the three months ended March 31, 2023. The decrease was primarily due to $0.3 million of net loan activity as well as $0.1 million of cash received from acquisitions.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $0.2 million as compared to $4.7 million provided by financing activities for the three months ended March 31, 2023. Cash provided by financing activities for the months ended March 31, 2023 primarily relate to proceeds from the issuance of common stock of $2.6 million and proceeds from the issuance of convertible promissory notes of $2.1 million. No such activities occurred during the three months ended March 31, 2024.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the three months ended March 31,
	2024	2023
Net loss	$(12,576,831)	$(6,687,640)
Excluding:
Interest expense, net	124,178	8,001
Income tax (benefit) expense	(419)	189
Change in fair value of convertible notes	-	1,147,905
Change in fair value of earn-out liabilities	(120,000)	-
Change in fair value of warrant liabilities	(2,231,500)	-
Other income, net	(103,379)	(5,138)
Depreciation and amortization	296,597	545,337
Share-based compensation (exclusive of what is shown below in transaction costs)	4,999,014	-
Transaction costs incurred in connection with acquisition	2,293,594	-
Adjusted EBITDA	$(7,318,746)	$(4,991,346)

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

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our Unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2024 included elsewhere in this report. Our critical accounting policies are described below.

Revenue Recognition

[1] Marketplace Revenues

E-commerce revenues

The Platform features a single cart shopping experience where consumers can purchase a variety of products from multiple vendors in one transaction. The Company is not the seller of record in these transactions. The commissions revenue earned from these arrangements are recognized on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission and processing fees are recognized net of estimated refunds when the corresponding transaction is confirmed by the buyer and seller. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction. The Company currently records processing fees from its merchant service providers as a component of Cost of sales - services on the condensed consolidated statement of operations.

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

[2] Brand Sales

Product sales

The Company generates revenue through the sale of diapers and wipes to consumers by way of the Company’s Platform and EveryLife’s website. Additionally, EveryLife provides discounted products to non-profit organizations through bulk sales. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer its product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.

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

[3] Financial Technology

Financing Revenues

The Company principally generates revenue from four activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, and revenue from retailer discounts and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at time of loan origination.

Loan Held for Investment, Net

Loans are unsecured and are stated at the amount of unpaid principal. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Accrued interest on loans is discontinued when management believes that, after considering collection efforts and economic and business conditions, the collection of interest is doubtful. The Company’s policy is to stop accruing interest when the loan becomes 120 days’ delinquent.

All interest accrued but not collected for loans that are placed on nonaccrual status or subsequently charged-off is reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status. The Company classifies its loans as either current or past due. Amounts are considered past due if a scheduled payment is not paid on its due date. The Company does not modify the terms of its existing loans with customers.

Allowance for Credit Losses – Loans Held for Investment

The Company identifies its portfolio segments and measures the allowance for credit losses based on similar economic risk characteristics The allowance for credit losses for each portfolio is determined based on our current estimate of expected credit losses over the remaining contractual term, adjusted for expected prepayments when appropriate, and incorporates evaluations of known and inherent risks in our portfolio, historical credit losses, consumer payment trends, estimates of recoveries, current economic conditions, and reasonable and supportable forecasts. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation.

Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets recorded in the Company’s financial statements result from both business combinations. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized as it is estimated to have an indefinite life. As such, goodwill is subject to an annual impairment test.

The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach. The Company operates in one operating segment, and this segment is the only reporting unit.

ASC 350, Intangibles-Goodwill and Other (“ASC 350”) requires goodwill to be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company elects to perform an annual impairment test of goodwill as of December 31 of each year. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed.

Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful life of the respective asset. Each period the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Acquired indefinite-lived intangible assets are not amortized but are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the intangible asset may be impaired.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic, ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 11) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

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

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies in Part I, Item 1 of this quarterly report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2024.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including controls surrounding the preparation of the unaudited condensed consolidated statement of cash flows. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2024 through March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A Common Stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the year ended December 31, 2023, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended March 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated as of February 27, 2023, by and among Colombier Acquisition Corp., PSQ Holdings, Inc., Colombier-Liberty Acquisition, Inc., and Colombier Sponsor LLC in its capacity as Purchaser Representative thereunder (incorporated herein by reference to Annex A to the Proxy Statement/Prospectus filed on June 30, 2023).
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2023)
4.1	Warrant Agreement, dated June 8, 2021, between Colombier and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.1 to Colombier’s Current Report on Form 8-K filed on June 11, 2021).
10.1	Form of Non-Competition and Non-Solicitation Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 14, 2024).
10.2	Form of Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 14, 2024).
10.3	Form of Noteholder Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2024).
10.4	Form of Employee Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 14, 2024).
10.5	Form of Note Exchange Agreement, dated as of March 13, 2024, by and between Credova Holdings, Inc., PSQ Holdings, Inc. and the party thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2024).
10.6	Form of Registration Rights Agreement, dated as of March 13, 2024 by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on March 14, 2024).
10.7	Form of Note Purchase Agreement, dated as of March 13, 2024 by and between PSQ Holdings, Inc. and each investor named on the signature page thereto (incorporated herein by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on March 14, 2024).
10.8	Form of Private Placement Registration Rights Agreement, dated as of March 13, 2024 by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on March 14, 2024).

10.9	Form of Note Purchaser Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on March 14, 2024).
10.10	Stockholder Support Agreement, dated as of March 13, 2024 by and among Michael Seifert and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on March 14, 2024).
10.11#	Employment Agreement, between PSQ Holdings, Inc. and Andrew Weisbecker, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.26 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).
10.12#	Employment Agreement, between PSQ Holdings, Inc. and James M. Giudice, effective as of March 13, 2024 (incorporated herein by reference to Exhibit 10.27 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).
10.13#	Employment Agreement, between PSQ Holdings, Inc. and Michael Hebert, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.28 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).
10.14#	Employment Agreement, between Credova Financial, LLC and Dusty Wunderlich, effective as of March 13, 2024 (incorporated herein by reference to Exhibit 10.31 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).
10.15#	Employment Agreement, between PSQ Holdings, Inc. and Brian Billingsley, effective as of March 15, 2024 (incorporated herein by reference to Exhibit 10.29 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).
10.16#	Offer Letter, between PSQ Holdings, Inc. and Caroline Carralero, effective as of October 4, 2023 (incorporated herein by reference to Exhibit 10.30 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).
10.17#	Offer Letter, between EveryLife, Inc. and Sarah Gabel Seifert, effective as of October 4, 2023 (incorporated herein by reference to Exhibit 10.32 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).
10.18*	Amendment to Consulting Agreement, between PSQ Holdings, Inc. and C6 Creative Consulting, Inc., dated February 27, 2024.
10.19*	Amended and Restated Loan and Security Agreement, dated November 11, 2021, between Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC.
10.20*	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated January 3, 2022, among Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC.
10.21*	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated April 18, 2022, among Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC.
10.22*	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated July 22, 2022, among Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC.
10.23*	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated May 31, 2023, among Credova SPV I, LLC, PFM Credit Recovery Fund I, LLC and OHPC LP.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ Holdings, Inc.

Date: May 15, 2024		/s/ Michael Seifert
	Name:	Michael Seifert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024		/s/ Bradley Searle
	Name:	Bradley Searle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)