Form 10-Q
period 2024-06-30
PSQ Holdings, Inc.
filed 2024-08-14
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 28,177,917 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and 3,213,678 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Interim Condensed Consolidated Financial Statements

PSQ HOLDINGS, INC. (dba PublicSquare)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,613,430	$16,446,030
Restricted cash	136,488	-
Accounts receivable, net	340,594	204,879
Loans held for investment, net of allowance for credit losses of $616,812 as of June 30, 2024	4,342,928	-
Interest Receivable	358,270	-
Inventory	1,277,709	1,439,182
Prepaid expenses and other current assets	2,783,388	3,084,576
Total current assets	16,852,807	21,174,667
Loans held for investment, net of allowance for credit losses of $81,265 as of June 30, 2024, non-current	572,182	-
Property and equipment, net	339,113	127,139
Intangible assets, net	15,858,943	3,557,029
Goodwill	10,930,978	-
Operating lease, right-of-use assets	456,795	324,238
Deposits	49,617	63,546
Total assets	$45,060,435	$25,246,619

Liabilities and stockholders’ equity
Current liabilities
Revolving line of credit	$3,507,574	$-
Accounts payable	3,923,344	1,828,508
Accrued expenses	1,118,867	1,641,553
Deferred revenue	241,784	225,148
Operating lease liabilities, current portion	243,609	310,911
Total current liabilities	9,035,178	4,006,120
Convertible promissory notes, related party (Note 12)	10,000,000	-
Convertible promissory notes	8,449,500	-
Warrant liabilities	4,807,500	10,130,000
Earn-out liabilities	320,000	660,000
Operating lease liabilities	218,622	16,457
Total liabilities	32,830,800	14,812,577
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Class A Common stock, $0.0001 par value; 500,000,000 authorized shares; 28,177,917 shares and 24,410,075 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,817	2,441
Class C Common stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of June 30, 2024, and December 31, 2023	321	321
Additional paid in capital	98,251,713	72,644,419
Accumulated deficit	(86,025,216)	(62,213,139)
Total stockholders’ equity	12,229,635	10,434,042
Total liabilities and stockholders’ equity	$45,060,435	$25,246,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$5,985,228	$529,707	$9,451,117	$907,741
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	531,098	432,934	1,129,459	795,907
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	1,438,843	-	2,830,251	-
General and administrative	10,993,793	3,895,467	21,256,671	7,987,317
Sales and marketing	5,090,331	2,402,783	9,772,969	3,068,840
Research and development	1,031,794	288,484	2,173,752	536,984
Depreciation and amortization	930,874	699,237	1,227,471	1,244,574
Total costs and expenses	20,016,733	7,718,905	38,390,573	13,633,622
Operating loss	(14,031,505)	(7,189,198)	(28,939,456)	(12,725,881)
Other income (expense):
Other income, net	52,599	48,549	155,978	53,687
Change in fair value of convertible promissory notes	-	(13,423,204)	-	(14,571,109)
Change in fair value of earn-out liabilities	220,000	-	340,000	-
Change in fair value of warrant liabilities	3,091,000	-	5,322,500	-
Interest expense, net	(553,303)	(155,854)	(677,481)	(163,855)
Loss before income taxes	(11,221,209)	(20,719,707)	(23,798,459)	(27,407,158)
Income tax expense	(14,037)	(1,600)	(13,618)	(1,789)
Net loss	$(11,235,246)	$(20,721,307)	$(23,812,077)	$(27,408,947)

Net loss per common share, basic and diluted	$(0.36)	$(1.18)	$(0.80)	$(1.62)
Weighted average shares outstanding, basic and diluted	31,391,595	17,538,437	29,901,952	16,934,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at December 31, 2023	-	-	24,410,075	$2,441	3,213,678	$321	$72,644,419	$-	$(62,213,139)	$10,434,042
Issuance of common stock for Credova Merger	-	-	2,920,993	292	-	-	14,137,314	-	-	14,137,606
Issuance of shares for consulting arrangement	-	-	183,349	18	-	-	887,391	-	-	887,409
Share-based compensation	-	-	-	-	-	-	5,410,894	-	-	5,410,894
Issuance of shares for fully vested restricted stock units	-	-	663,500	66	-	-	(66)	-	-	-
Net loss	-	-	-	-	-	-	-	-	(12,576,831)	(12,576,831)
Balance at March 31, 2024	-	-	28,177,917	$2,817	3,213,678	$321	$93,079,952	-	$(74,789,970)	$18,293,120
Share-based compensation	-		-	-	-	-	5,171,761	-	-	5,171,761
Net loss	-	-	-	-	-	-	-	-	(11,235,246)	(11,235,246)
Balance at June 30, 2024	-	-	28,177,917	$2,817	3,213,678	$321	$98,251,713	$-	$(86,025,216)	$12,229,635

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at December 31, 2022	-	-	771,155	$771	-	$-	$12,384,206	$(99,612)	$(8,883,952)	$3,401,413
Retroactive application of Business Combination	-	-	11,034,852	410	3,213,678	321	(731)	-	-	-
Balance at December 31, 2022	-	-	11,806,007	1,181	3,213,678	321	12,383,475	(99,612)	(8,883,952)	3,401,413
Issuance of common stock for cash	-	-	1,447,523	145	-	-	2,499,979	-	-	2,500,124
Receipt of subscription receivable	-	-	-	-	-	-	-	100,012	-	100,012
Issuance of common stock for asset acquisition	-	-	1,071,229	107	-	-	1,334,751	-	-	1,334,858
Net loss	-	-	-	-	-	-	-	-	(6,687,640)	(6,687,640)
Balance at March 31, 2023	-	-	14,324,759	1,433	3,213,678	321	16,218,205	400	(15,571,592)	648,767
Repayment of subscription payable	-	-	-	-	-	-	-	(400)	-	(400)
Net loss	-	-	-	-	-	-	-	-	(20,721,307)	(20,721,307)
Balance at June 30, 2023	-	-	14,324,759	1,433	3,213,678	321	16,218,205	-	(36,292,899)	(20,072,940)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(23,812,077)	$(27,408,947)
Adjustment to reconcile net loss to cash used in operating activities:
Change in fair value of convertible promissory notes	-	14,571,109
Change in fair value of warrant liabilities	(5,322,500)	-
Change in fair value of earn-out liabilities	(340,000)	-
Share-based compensation	11,058,185	-
Amortization of step-up in loans held for investment	269,829	-
Provision for credit losses on loans held for investment	154,202	-
Origination of loans and leases for resale	(10,124,894)	-
Proceeds from sale of loans and leases for resale	11,247,135	-
Gain on sale of loans and leases	(1,122,241)	-
Depreciation and amortization	1,227,471	1,244,574
Non-cash operating lease expense	208,564	82,673
Changes in operating assets and liabilities:
Accounts receivable	(493,985)	-
Prepaid expenses and other current assets	1,571,121	(745,075)
Inventory	161,473	-
Deposits	13,929	(30,202)
Accounts payable	(1,335,335)	149,173
Accrued expenses	(110,806)	2,135,248
Deferred revenue	16,636	63,867
Operating lease payments	(206,258)	(80,071)
Net cash used in operating activities	(16,939,551)	(10,017,651)

Cash flows from Investing Activities
Software development costs	(1,777,479)	(992,467)
Principal paydowns on loans held for investment	5,265,396	-
Disbursements for loans held for investment	(3,576,860)	-
Acquisition of businesses, net of cash acquired	141,215	-
Purchase of short-term investments	-	(10,049,870)
Purchase of intangible assets and trademarks	-	(86,601)
Purchases of property and equipment	-	(113,064)
Net cash provided by (used in) investing activities	52,272	(11,242,002)

Cash flows from Financing Activities
Proceeds from convertible note payable, related party (Note 12)	10,000,000	-
Proceeds from convertible note payable	-	22,500,000
Proceeds from the issuance of common stock	-	2,600,125
Repayments on revolving line of credit	(1,808,833)	-
Repayment of subscription payable	-	(400)
Net cash provided by financing activities	8,191,167	25,099,725
Net (decrease) increase in cash and cash equivalents	(8,696,112)	3,840,072
Cash, cash equivalents and restricted cash beginning of period	16,446,030	2,330,405
Cash, cash equivalents and restricted cash end of the period	$7,749,918	$6,170,477
Cash and cash equivalents	$7,613,430	$6,170,477
Restricted cash	136,488	-
Total cash, cash equivalents and restricted cash, end of the period	$7,749,918	$6,170,477

Supplemental Non-Cash Investing and Financing Activity
Accrued variable compensation settled with RSU grants	$411,880	$-
Shares issued in connection with Credova Merger	$14,137,606	$-
Note Exchange in connection with Credova Merger	$8,449,500	$-
Brand intangible purchase for stock	$-	$1,334,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

PSQ Holdings, Inc. (collectively “PublicSquare”, “PSQ”, “PSQH” or the “Company”) is a commerce and payments ecosystem, valuing life, family, and liberty. PublicSquare operates under three segments: Marketplace, Financial Technology, and Brands (“Marketplace”, “Financial Technology”, and “Brands”). The primary mission of the Marketplace segment is to help consumers “shop their values” and put purpose behind their purchases. PublicSquare leverages data and insights from the Marketplace to assess its customers’ needs and provide wholly-owned quality financial products and brands. PublicSquare’s Financial Technology segment comprises of Credova, a consumer financing and payments company. PublicSquare’s Brands segment comprises EveryLife, a premium direct-to-consumer (“D2C”) life-affirming baby products company, and PSQLink, LLC (“PSQLink”), a digital marketing and customer relationship management (“CRM”) platform.

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

Credova Merger

On March 13, 2024, the Company entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary (“Merger Sub”) of the Company, Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement (“Credova Merger”). See Note 5 for further information.

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

Additionally, the Company has built out PSQLink, which is generating revenues through Business-to-Business (“B2B”) sales by providing its customers with a digital marketing and CRM platform.

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

Credova’s offerings fall into four main categories: (i) Merchant-originated products; (ii) Bank Partner-originated closed-end installment loans; (iii) Credova-originated loan products; and (iv) Zero-interest installment products (“Pay-in-4”).

In addition to Credova, the Company is developing a payments stack, PSQPayments LLC (“PublicSquare Payments”), which will consist of a framework of technological components and services that the Company’s customers can utilize to manage their payment processes, which falls under the Financial Technology segment. As of June 30, 2024, there has been no revenue generated from PublicSquare Payments.

Note 2 - Liquidity

Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $23.8 million and $27.4 million for the six months ended June 30, 2024 and 2023, respectively, and had negative cash flows from operations of $16.9 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had aggregate unrestricted cash and cash equivalents, of $7.6 million and $16.4 million and net working capital of $7.8 million and $17.2 million, respectively.

The Company’s Board of Directors and executive team have outlined a plan to improve the Company’s cash position by gaining access to additional capital through various strategic initiatives. These initiatives may include reallocation of resources to more profitable segments of the business, completing a private placement equity raise, entering into a revolving line of credit agreement and refinement of inventory purchase timing which will reduce excess stock levels. The Company has obtained a support letter from a board member and his affiliates, which provides that if the Company fails to (i) raise sufficient capital through rounds of financings, or (ii) secure sufficient operating cash to fund its operating expenses, the board member and his affiliates, subject to such further conditions, and in a form to be mutually determined, would provide the Company funding and financial support necessary to pay for its operating expenses so the Company is able to continue to operate in its normal course of business through August 2025.

The Company believes that as a result of resource reallocation initiatives, additional insider investments, inventory management and line of credit financing, along with its existing cash and cash equivalents and financial support commitments, that the Company will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Such estimates include, but are not limited to, revenue recognition, allowance for credit losses, fair values of net assets acquired, intangible assets, inventory valuation, estimates related to useful lives of long-lived assets, estimation of contingencies, recoverability of deferred tax assets, the incremental borrowing rate applied to lease accounting, valuation of earn out liabilities and warrant liabilities, and estimation of income taxes. These estimates, judgments, and assumptions are reviewed periodically, and the impact of any revisions are reflected in the condensed consolidated financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.

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

Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when there are anti-dilutive, common stock equivalents, these are not considered in the computation. As of June 30, 2024, the Company’s restricted stock units (“RSUs”) and Warrants were not considered in the computation as they are anti-dilutive. As of June 30, 2024, there were no anti-dilutive shares or common stock equivalents outstanding.

Revenue Recognition

[1] Marketplace Revenues

E-commerce revenues

The Platform features a single cart shopping experience where consumers can purchase a variety of products from multiple vendors in one transaction. The Company is not the seller of record in these transactions. The commissions revenue earned from these arrangements is recognized on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission and processing fees are recognized net of estimated refunds when the buyer and seller confirm the corresponding transaction. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction. The Company currently records processing fees from its merchant service providers as a component of Cost of revenues on the condensed consolidated statement of operations.

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

In June 2024, the Company launched its cost per mille (“CPM”) advertising model. The advertising revenue related to CPM is recognized based on the number of impressions received from advertising on websites or mobile device applications, or as the advertiser’s previously agreed-upon performance criteria are satisfied.

[2] Brand Revenues

Product sales

The Company generates revenue through the sale of diapers and wipes to consumers by way of the Company’s Platform and EveryLife’s website. Additionally, EveryLife provides discounted products to non-profit organizations and other strategic partners through bulk sales at discounted prices. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer its product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.

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

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary. As of June 30, 2024 and December 31, 2023, the Company had $0 recorded as an allowance for sales returns.

B2B Sales

PSQLink generates recurring software as a service (“SaaS”) revenues through B2B sales by providing its customers with a digital marketing and CRM platform.

[3] Financial Technology Revenues

Financing Revenues

The Company principally generates financing revenue from four activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from retailer discounts, and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at the time of loan origination.

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

Allowance for credit losses Loans held for investment

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

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgment to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

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

Inventory

Inventory consists of finished goods and is stated at lower of cost or net realizable value. Cost is measured by using an adjusted standard cost method which approximates FIFO (first in, first out). The net realizable value of the Company’s inventory is estimated based on current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of June 30, 2024 and December 31, 2023, no reserve for inventory has been recorded.

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

Capitalized Software

The Company capitalizes costs related to the development of its internal software and certain projects for internal use in accordance with ASC 350. The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method. Software development costs expensed and not capitalized, which are included in research and development expense in the accompanying condensed consolidated statements of operations, were approximately $100,000 and $125,000 for the three months ended June 30, 2024 and 2023, respectively, and $139,000 and $206,000 for the six months ended June 30, 2024, and 2023, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, capitalized software and lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset. No impairment of the Company’s long-lived assets were recorded during the six months ended June 30, 2024 and 2023.

Convertible Promissory Notes

The Company may enter into convertible promissory notes, some of which contain predominantly fixed rate conversion features, whereby the holder may convert the outstanding principal and accrued interest into common shares at a fixed discount to the market price of the common stock at the time of conversion. In this case, the convertible promissory notes represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible notes date with a charge to expense in accordance with ASC-480 Distinguishing Liabilities from Equity.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 11) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each reporting period until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a Black-Scholes option pricing model. For the Public Warrants, quoted market price will be used as the fair value as of each relevant date.

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

The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year. For the three and six months ended June 30, 2024 and 2023 no transfers between levels have been recognized.

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

For the three months and six months ended June 30, 2024 and 2023, no customer accounted for 10% or more of the Company’s revenue.

As of June 30, 2024 and December 31, 2023, no customer accounted for 10% or more of the Company’s accounts receivable.

Recent Accounting Pronouncements

The Company has assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board (“FASB”) on the Company’s condensed consolidated financial statements as well as material updates to previous assessments, if any, to the Company’s annual audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023.

Note 4 Recapitalization

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

At Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of Class A Common Stock, par value $0.0001 per share, of Colombier (the “Colombier Class A Common Stock”) by public stockholders of Colombier:

●	all options, convertible notes, warrants and other rights to subscribe for or purchase any capital stock of PSQ or securities convertible into or exchangeable for, or that otherwise conferred on the holder any right to acquire, any capital stock of PSQ which remained outstanding and had not been exercised or did not convert automatically into shares of PSQ Common Stock (as defined below) prior to the effective time of the Merger (the “Effective Time”) were canceled without consideration;

●	each share of PSQ Common Stock, par value $0.001 per share (“PSQ Common Stock”), including shares of PSQ Common Stock issued upon conversion of outstanding convertible notes of PSQ that automatically converted into shares of PSQ Common Stock immediately prior to the completion of the Merger, in each case other than shares of PSQ Common Stock held by the CEO, was automatically converted into the right to receive 19.476836 shares of Class A Common Stock, par value $0.0001 per share, of the Company (“Class A Common Stock”); and

●	each share of PSQ Common Stock held by the Chief Executive Officer (“CEO”) was automatically converted into the right to receive 19.476836 shares of Class C Common Stock, par value $0.0001 per share, of the Company (“Class C Common Stock” and, together with Class A Common Stock, “Company Common Stock”).

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

Note 5 Acquisitions

Credova

On March 13, 2024, the Company entered into the Credova Merger Agreement.

Pursuant to the Credova Merger Agreement, on March 13, 2024, Merger Sub merged with and into Credova. In connection with the Merger, each share of Credova’s equity was converted into the right to receive newly-issued shares of PSQ Class A common stock, and was delivered to the Credova stockholders at the closing (“Credova Stockholders”).

Credova Merger Consideration

As consideration for the Credova Merger, Credova Stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. Assuming they are not subject to indemnity claims, the Escrow Shares remaining in escrow upon the 12-month anniversary of the closing will be released and distributed pro rata to the former Credova Stockholders.

The acquisition of Credova was accounted for as a business combination using the acquisition method pursuant to FASB ASC Topic 805. As the acquirer for accounting purposes, the Company estimated the purchase price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill.

The purchase price allocation as of the acquisition date is presented as follows:

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

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the synergies expected from expanded market opportunities when integrating the acquired developed technologies with the Company’s offerings as well as acquiring an assembled workforce. The goodwill balance is not deductible for income tax purposes.

Acquisition-related costs of $2.3 million associated with the Credova Merger were included in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

Since the acquisition date, $2.9 million of revenue and $0.8 million of net losses have been included in the condensed consolidated statement of operations for the three months ended June 30, 2024 and $3.3 million of revenue and $1.1 million of net loss have been included in the condensed consolidated statement of operations for the six months ended June 30, 2024.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in years):

	Fair value	Useful life
Trademarks and Tradenames	$1,700,000	5
Internally developed software	3,600,000	3
Merchant relationships	5,900,000	5
State operating licenses	520,000	Indefinite
Total intangible assets	$11,720,000

The following unaudited supplemental pro forma combined financial information presents the Company’s combined results of operations for the three and six months ended June 30, 2024 and 2023 as if the Credova Merger had occurred on January 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have occurred had the Credova Merger been completed on January 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Credova.

	Three months ended June 30, 2024	Six months ended June 30, 2024
Revenue	$5,985,228	$12,364,682
Net loss	$(11,156,867)	$(22,420,823)

	Three months ended June 30, 2023	Six months ended June 30, 2023
Revenue	$4,277,206	$8,294,162
Net loss	$(20,423,401)	$(31,121,753)

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

EveryLife

In February 2023, the Company acquired the assets of EveryLife, by way of a stock for stock exchange with a company wholly owned by an insider. Pursuant to that agreement, the Company acquired a brand name in exchange for 1,071,229 shares of the Company’s common stock. Through the stock for stock exchange agreement, the Company acquired EveryLife’s marketing related intangibles which consist of a brand name. On July 13, 2023, the Company launched the brand and began generating revenue from sales of diapers and wipes from this operation.

This acquisition was accounted for as an asset purchase. The cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed based on their relative fair values and shall not give rise to goodwill.

The following table presents the acquisition date fair value of the asset acquired:

Assets acquired:
Balance - January 1, 2023	$-
Issuance of common stock at fair value	1,334,850
Legal costs capitalized	42,611
Balance - December 31, 2023	$1,377,461

Note 6 - Goodwill and Intangible Assets, Net

Goodwill as of June 30, 2024 was $10,930,978, which resulted from the Credova Merger (See Note 5) and is included in the Financial Technology segment.

The following table summarizes intangible assets, net:

	Useful Life	June 30, 2024	December 31, 2023
Capitalized software development costs	1-5 years	$6,710,616	$5,011,519
Trademark and tradenames	5 years	1,700,000	-
Internally developed software	3 years	3,600,000	-
Merchant relationships	5 years	5,900,000	-
State operating licenses	Indefinite	520,000	-
Purchased technology	1-15 years	247,489	247,489
Brand name	10 years	1,377,461	1,377,461
Total intangible assets		20,055,566	6,636,469
Less: Accumulated amortization		(4,196,623)	(3,079,440)
Total intangible assets, net		$15,858,943	$3,557,029

Amortization expenses were approximately $902,000 and $697,000 for the three months ended June 30, 2024 and 2023, respectively, and $1,189,000 and $1,242,000 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, estimated future amortization expense is expected as follows:

Remainder of 2024	$1,821,195
2025	3,674,497
2026	3,674,497
2027	2,702,859
2028	2,443,255
Thereafter	1,542,640
$15,858,943

Note 7 - Loans Held for Investment, Net

The Company classifies its loans as either current or past due. The following reflects the credit quality of the Company’s loans held for investment, as delinquency status has been identified as the primary credit quality indicator, based on the recorded amount of the receivable in delinquent status.

The following reflects the credit quality of the Company’s loans held for investment as of June 30, 2024:

		Past Due
	Current	30-59 Days	60-89 days	> 90 days	Total
Loans held for investment	$5,426,435	$89,142	$62,316	$35,294	$5,613,187
Allowance for credit losses					(698,077)
Loans held for investment, net					$4,915,110

These loans have a variety of lending terms as well as original maturities ranging from six weeks to thirty-six months, with the large majority of the Company’s loans having a term of approximately two years. The average remaining life of the Company’s loans was approximately 12 months as of June 30, 2024. Given that the Company’s loan portfolio focuses on unsecured installment loans, the Company evaluates the portfolio as a single homogeneous loan portfolio and performs further analysis by product type as needed.

The Company closely monitors credit quality for its loans held for investment to manage and evaluate exposure to credit risk. Credit risk management begins with initial underwriting, where a consumer is assessed based on the Company’s underwriting and credit policy. This includes Know Your Customer (“KYC”) identification, traditional credit scoring models, and various Fair Credit Reporting Act (“FCRA”) permissible consumer credit and risk data. Credit quality is monitored subsequent to underwriting based on performance metrics that include, but are not limited to, delinquency and default metrics. The Company uses software that monitors credit quality of the respective portfolio and performs analysis on credit data.

The changes in allowance for credit losses on loans held for investment as of June 30, 2024 is as follows:

Balance at January 1, 2024	$-
Balance acquired from Credova Merger	1,130,515
Charge-offs	(586,640)
Provision for credit losses	154,202
Balance at June 30, 2024	$698,077

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

On July 1, 2024 the Company entered into Amendment No. 5 to the Amended and Restated Loan and Security Agreement. The amendment extended the funding period for an additional 12 months beginning July 1, 2024. The line of credit will bear interest at an annual rate of 14.5% with minimum interest requirement. The borrowing base is set at 89% of the unpaid principal balance of pledge receivables that are no more than sixty days past due. The amendment contains customary covenants, trigger events, representations and warranties. Certain assets at Credova are assigned as collateral.

The revolving line of credit maturity date is subsequent to the revolving period, which is the earlier of: (a) nine (9) months following the funding termination date (June 30, 2025) and (b) the remittance date on which the aggregate outstanding advances are $1,000,000 or below.

Monthly remittance remains in effect with a borrowing base calculation. During the amortization period, the Company will repay the aggregate outstanding advances until such aggregate outstanding advances do not exceed the borrowing base, and then 100% of the remaining collections until the aggregate outstanding advances have been reduced to zero.

As of June 30, 2024, the outstanding advances under this revolving loan totaled $3,507,574.

Note 9 - Convertible Promissory Notes

Promissory Note Exchange

Prior to the execution of the Credova Merger Agreement, Credova, PSQ and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the Closing, the Participating Noteholders delivered their Subdebt Notes of Credova for cancellation, in exchange for newly-issued replacement notes issued by PSQ, convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes have 9.75% simple interest per annum and 10-year maturity dates.

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

Credova Subdebt Notes not exchanged for Replacement Notes at Closing were canceled following payment in full in cash.

As of June 30, 2024, the convertible promissory notes payable was $8,449,500.

Convertible Promissory Notes – Related Party

On March 13, 2024, the Company entered into a note purchase agreement for a 9.75% private placement convertible note for $10,000,000 invested by a board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova Merger described above. The Company’s stockholders have approved the issuance of the underlying shares as part of the annual stockholder meeting in April 2024 and the funds were received May 3, 2024 (see Note 12).

Convertible Promissory Notes

As of June 30, 2023, the Company had issued convertible promissory notes (the “Note” or “Notes”) in the total amount of $22,500,000 that accrue interest at the rate of 5% per annum until converted or paid in full upon maturity being December 31, 2024.

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

The change in the fair value of the Notes measured with Level 3 inputs for the three and six months ended June 30, 2023 are summarized as follows:

Convertible Promissory Notes
Fair value as of January 1, 2023	$-
Principal balance of convertible notes issued	2,050,000
Change in valuation inputs or other assumptions	1,147,905
Fair value as of March 31, 2023	3,197,905
Principal balance of convertible notes issued	20,450,000
Change in valuation inputs or other assumptions	13,423,204
Fair value as of June 30, 2023	$37,071,109

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Exercise Price	$-
Risk-Free Rate	4.1%
Maturity (in years)	1.8
Volatility	75.0%

Note 10 - Leases

Since inception, the Company has entered into four leases for office suites in California and Florida, two were short-term and two leases were long-term and expire in August 2024 and January 2025. Termination of any lease is prohibited unless there is a violation under the lease agreement. The California lease has escalating payments from $15,538 per month to $16,004 per month, while the Florida lease has payments of $16,457 per month for the term of the lease. In determining the length of the lease term, the Company determined there was no embedded extension option. At lease commencement date, the Company estimated the lease liability and the right-of-use assets at present value using the Company’s estimated incremental borrowing rate of 10.5%.

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

Rent expense under the operating leases included in the results of operations, inclusive of common area maintenance charges and real estate taxes, was approximately $142,000 and $63,000 for the three months ended June 30, 2024 and 2023, respectively, and approximately $256,000 and $113,000 for the six months ended June 30, 2024 and 2023, respectively.

The following amounts were recorded in the Company’s condensed consolidated balance sheets relating to its operating lease and other supplemental information:

	June 30, 2024	December 31, 2023
ROU assets	$456,795	$324,238
Lease liabilities:
Current lease liabilities	$243,609	$310,911
Non-current lease liabilities	218,622	16,457
Total lease liabilities	$462,231	$327,368
Other supplemental information:
Weighted average remaining lease term	1.4 years	1 year
Weighted average discount rate	10.0%	10.5%

The following table presents the lease payments relating to the Company’s operating leases:

Fiscal Year	June 30, 2024
Remainder of 2024	$193,558
2025	144,273
2026	131,196
2027	44,112
Total lease payments	513,139
Less: imputed interest	(50,908)
Present value of operating lease liabilities	$462,231

Note 11 - Warrant Liabilities

As part of Colombier’s IPO, Colombier issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Colombier completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. As of June 30, 2024 and December 31, 2023, there were 5,750,000 Public Warrants and 5,700,000 Private Placement warrants outstanding.

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

The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statement of operations at each reporting period until they are exercised. As of June 30, 2024 and December 31, 2023, the fair value of the Public Warrants and Private Placement Warrants liabilities are presented within warrant liabilities on the condensed consolidated balance sheet.

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

In August 2023, the Company signed a one-year strategic consulting agreement with a consulting company that is controlled by a board member. The consulting company was engaged by the Company to provide strategic advice and assistance to the Company in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. As of January 1, 2024, the monthly amount was amended from $80,000 to $60,000 a month. As of June 30, 2024, the Company has incurred and paid $540,000 relating to this agreement. In December 2023 the Company entered into a letter agreement (the “Letter Agreement”) with the same consulting company to engage the consulting company as an advisor to the Company in connection with the Credova Merger. The term of the Letter Agreement was the earlier of twelve (12) months from the date of the agreement or the consummation of the Credova Merger, which occurred on March 13, 2024. As consideration, the consulting company received $150,000 paid at the closing of the Credova Merger and 183,349 Class A Common Stock, for a value of $887,809, in the Company with respect to the Credova Merger. In April 2024, the Company entered into a second letter agreement (the “Second Letter Agreement”) with the same strategic consulting company to engage the consulting company as an advisor to the Company in connection with potential acquisitions. The term of the Second Letter Agreement was the earlier of twelve (12) months from the date of the agreement or the consummation of an acquisition. As consideration, the consulting company will receive 1.5% of the total consideration paid for an acquisition.

In June 2023, the Company signed a consulting agreement with a board member to provide advisory services to EveryLife. In exchange the board member receives $10,000 per month and 40,000 RSUs that vest at the completion of the consulting agreement. On November 29, 2023, the Company entered into a new consulting agreement with the same board member, through his consulting company. In connection with the execution of the November 2023 consulting agreement, the previous consulting agreement was terminated. Pursuant to the November 2023 consulting agreement, the board member receives $30,000 per month and was granted 120,000 RSUs, subject to approval by the Company’s board, in connection with consulting services provided to the Company, including in regard to outreach, marketing and growth initiatives for the Company and EveryLife. Pursuant to the consulting agreement, 30,000 RSUs vested on January 31, 2024, 60,000 RSUs were to vest on May 3, 2024, and 30,000 RSUs will vest on November 1, 2024. On February 27, 2024, the November 2023 consulting agreement was amended to reduce the monthly fee from $30,000 to $15,000, and to remove the RSU grant of the 60,000 RSUs set to vest on May 3, 2024. For the three and six months June 30, 2024, the Company has expensed and paid approximately $49,000 and $142,000, respectively, relating to this agreement, including travel reimbursements.

Note 13 - Share Based Compensation

On July 25, 2023, the Board of Directors of the Company approved the PSQ Holdings, Inc. 2023 Stock Incentive Plan (the “Plan”) as well as the 2023 Employee Stock Purchase Plan, whereby it may grant to certain employees, consultants and advisors an award, such as (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock and (d) RSUs, of the Company.

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

Restricted Stock Units

There were no RSUs granted during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2024, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and board of directors. Each RSU entitles the recipient to one share of our common stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.

In May 2024, the Company issued 50,000 RSUs to an executive with a performance condition based on a revenue target. These awards become vested and nonforfeitable one year from the satisfaction of such revenue target. As of June 30, 2024, the Company considered this performance condition as not probable and therefore no stock-based compensation expense was recorded.

Share-based compensation expense for RSUs is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, RSUs during the three and six-month period ended June 30, 2024 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2024	1,655,542	$9.61
Granted	2,276,710	8.10
Forfeited	(108,000)	10.12
Vested	(638,629)	6.91
Unvested as of March 31, 2024	3,185,623	$8.93
Granted	490,140	3.48
Forfeited	(5,000)	10.12
Vested	(642,204)	6.44
Unvested as of June 30, 2024	3,028,559	$6.65

As of June 30, 2024 and December 31, 2023 there were 5,008,839 and 2,354,989 RSUs outstanding, respectively.

As of June 30, 2024, unrecognized compensation cost related to the grant of RSUs was approximately $24.5 million. Unvested outstanding RSUs as of June 30, 2024 had a weighted average remaining vesting period of 1.72 years.

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

The Company recorded $914,063 and $1,828,125 for the three and six months ended June 30, 2024, respectively, of share-based compensation expense, related to the earnout shares. As of June 30, 2024, unrecognized compensation cost related to the earnout shares was approximately $14,030,000. No share-based compensation expenses were recognized during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2024, the Company recorded the following share-based compensation expense, related to RSUs, earnout shares and Credova Merger:

	For the	For the
	three months	six months
	ended	ended
	June 30,	June 30,
	2024	2024
Cost of sales	$56,011	$79,985
General and administrative expenses	3,217,865	5,855,998
Research and development	416,871	737,986
Sales and marketing	1,481,014	3,496,807
Transaction costs incurred in connection with Credova Merger	-	887,409
	$5,171,761	$11,058,185

Note 14 - Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market	$1,752,652	$-	$-	$1,752,652

Liabilities
Warrant liabilities - Public Warrants	$2,242,500	$-	$-	$2,242,500
Warrant liabilities - Private placement warrants (1)	-	-	2,565,000	2,565,000
Earnout liabilities (2)	-	-	320,000	320,000
Total liabilities	$2,242,500	$-	$2,885,000	$5,127,500

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market	$10,301,371	$-	$-	$10,301,371

Liabilities
Warrant liabilities - Public Warrants	$4,715,000	$-	$-	$4,715,000
Warrant liabilities - Private placement warrants (1)	-	-	5,415,000	5,415,000
Earnout liabilities (2)	-	-	660,000	660,000
Total liabilities	$4,715,000	$-	$6,075,000	$10,790,000

(1)	Private Placement Warrants were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.
(2)	The fair value of the earn-out liabilities was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.

The following table presents the changes in fair value of the private placements warrants:

For the three and six months ended June 30, 2024
Liability at January 1, 2024	$5,415,000
Change in fair value	(1,254,000)
Balance as of March 31, 2024	4,161,000
Change in fair value	(1,596,000)
Balance as of June 30, 2024	$2,565,000

The following table presents the changes in fair value of the earn-out liabilities:

For the three and six months ended June 30, 2024
Liability at January 1, 2024	$660,000
Change in fair value	(120,000)
Balance as of March 31, 2024	540,000
Change in fair value	(220,000)
Balance as of June 30, 2024	$320,000

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

As of June 30, 2024, the Company’s operating and reportable segments include:

●	Marketplace: PSQ has created a marketplace platform to access consumers that are drawn to patriotic values. The Company generates revenue from advertising and e-commerce transaction revenues.

●	Brands: Our wholly owned brands include:

●	EveryLife, Inc., which generates revenue from online and wholesale sales of diapers and wipes.

●	PSQLink, LLC, which generates revenues through B2B sales, by providing its customers with a digital marketing and CRM platform.

●	Financial Technology: Our wholly owned Financial Technology subsidiaries include:

●	Credova Holdings, Inc., which generates revenue primarily through four activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from retailer discounts and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods.

●	PSQPayments LLC (also referred to as “PublicSquare Payments”), is a wholly owned subsidiary of PSQH which will generate revenue from launching a merchant servicer platform to provide its customers with a payments stack which will comprise of a framework of technological components and services that the Company’s customers can utilize to manage their payment processes.

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

Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.

The following tables set forth the Company’s revenues, net and direct contribution for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues, net:
Marketplace
Advertising and e-commerce sales	$726,638	$529,707	$1,672,109	$907,741
Brands
Product sales	2,478,455	-	4,828,965	-
Other sales	18,738	-	18,738	-
Returns and discounts	(206,619)	-	(413,720)	-
Total Brand revenues, net	2,290,574	-	4,433,983	-
Financial Technology
Direct revenue	967,260	-	1,121,867	-
Interest income on loans	961,518	-	1,100,916	-
Loan and lease contracts sold, net	1,039,238	-	1,122,242	-
Total Financial Technology revenues, net	2,968,016	-	3,345,025	-
Total revenues, net	$5,985,228	$529,707	$9,451,117	$907,741

	For the three months ended June 30, 2024
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$726,638	$2,290,574	$2,968,016	$5,985,228
Segment cost of revenues	(517,304)	-	(13,794)	(531,098)
Segment cost of goods sold	-	(1,438,843)	-	(1,438,843)
Segment gross profit	209,334	851,731	2,954,222	4,015,287
Segment operating costs	(7,274,357)	(1,507,427)	(3,160,466)	(11,942,250)
Adjusted EBITDA	(7,065,023)	(655,696)	(206,244)	(7,926,963)
Transaction costs incurred in connection with acquisitions				(1,908)
Share-based compensation (exclusive of what is included in transaction costs above)				(5,171,760)
Depreciation and amortization				(930,874)
Other income, net				52,599
Change in fair value of convertible notes				-
Change in fair value of earnout liabilities				220,000
Change in fair value of warrant liabilities				3,091,000
Interest expense, net				(553,303)
Income tax expense				(14,037)
Net loss				$(11,235,246)

	For the three months ended June 30, 2023
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$529,707	$-	$-	$529,707
Segment cost of revenues	(432,934)	-	-	(432,934)
Segment cost of goods sold	-	-	-	-
Segment gross profit	96,773	-	-	96,773
Segment operating costs	(6,586,734)	-	-	(6,586,734)
Adjusted EBITDA	(6,489,961)	-	-	(6,489,961)
Transaction costs incurred in connection with acquisitions				-
Share-based compensation (exclusive of what is included in transaction costs above)				-
Depreciation and amortization				(699,237)
Other income, net				48,549
Change in fair value of convertible notes				(13,423,204)
Change in fair value of earnout liabilities				-
Change in fair value of warrant liabilities				-
Interest expense, net				(155,854)
Income tax expense				(1,600)
Net loss				$(20,721,307)

	For the six months ended June 30, 2024
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$1,672,109	$4,433,983	$3,345,025	$9,451,117
Segment cost of revenues	(1,052,623)	-	(76,836)	(1,129,459)
Segment cost of goods sold	-	(2,830,251)	-	(2,830,251)
Segment gross profit	619,486	1,603,732	3,268,189	5,491,407
Segment operating costs	(14,539,615)	(2,622,041)	(3,575,460)	(20,737,116)
Adjusted EBITDA	(13,920,129)	(1,018,309)	(307,271)	(15,245,709)
Transaction costs incurred in connection with acquisitions				(2,295,502)
Share-based compensation (exclusive of what is included in transaction costs above)				(10,170,774)
Depreciation and amortization				(1,227,471)
Other income, net				155,978
Change in fair value of convertible notes				-
Change in fair value of earnout liabilities				340,000
Change in fair value of warrant liabilities				5,322,500
Interest expense, net				(677,481)
Income tax expense				(13,618)
Net loss				$(23,812,077)

	For the six months ended June 30, 2023
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$907,741	$-	$-	$907,741
Segment cost of revenues	(795,907)	-	-	(795,907)
Segment cost of goods sold	-	-	-	-
Segment gross profit	111,834	-	-	111,834
Segment operating costs	(11,593,141)	-	-	(11,593,141)
Adjusted EBITDA	(11,481,307)	-	-	(11,481,307)
Transaction costs incurred in connection with acquisitions				-
Share-based compensation (exclusive of what is included in transaction costs above)				-
Depreciation and amortization				(1,244,574)
Other income, net				53,687
Change in fair value of convertible notes				(14,571,109)
Change in fair value of earnout liabilities				-
Change in fair value of warrant liabilities				-
Interest expense, net				(163,855)
Income tax expense				(1,789)
Net loss				$(27,408,947)

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

Note 16 - Commitments and Contingencies

Advertising Commitment

In October 2023, the Company entered into a one-year advertising agreement with a media group for the purpose of promoting the Company and its services on a national platform. In connection with this agreement, the Company has committed to pay $1,000,000 in six equal installments of $166,667. As of June 30, 2024, the Company has completed three of the six installments, for total amount paid of $500,001.

In June 2024, the Company entered into a one-year advertising agreement with an independent media company for the purpose of promoting the Company and its services on a national platform. In connection with this agreement, the Company has committed to pay $800,000 in twelve equal installments of $66,667. As of June 30, 2024, the Company has not incurred anything related to this agreement.

Legal Proceedings

The Company’s subsidiary, Credova, which the Company acquired on March 13, 2024, is responding to inquiries from the Consumer Financial Protection Bureau (CFPB) regarding Credova’s lease products. In connection with this, the CFPB informed Credova that it is authorized to pursue a resolution or file an enforcement action, and has suggested certain injunctive relief. No assurance can be given that a settlement will be reached or about the terms of any such settlement. At this time the Company is unable to state the exact nature of any relief that might be sought in any such action or resolution, including monetary relief or penalties, if any.

From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2024, except as described in the preceding paragraph, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Note 17 - Subsequent Events

The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the condensed consolidated balance sheet date through the date the condensed consolidated financial statements were available to be issued.

On July 1, 2024 the Company entered into Amendment No. 5 to the Amended and Restated Loan and Security Agreement. The amendment extended the funding period for an additional 12 months beginning July 1, 2024. The line of credit will bear interest at an annual rate of 14.5% with minimum interest requirement. The borrowing base is set at 89% of the unpaid principal balance of pledge receivables that are no more than sixty days past due. The amendment contains customary covenants, trigger events, representations and warranties (see Note 8).

In August 2024, the Company entered into an agreement for a $10.0 million convertible note in a private placement with a board member and affiliates. The note has identical terms to the notes offered in March 2024.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2023, which are incorporated by reference herein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. These risks and others described under “Risk Factors” may not be exhaustive.

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

Overview

PSQ Holdings, Inc. (collectively “PublicSquare”, “PSQ”, “PSQH” or the “Company”) is a commerce and payments ecosystem, valuing life, family, and liberty. PublicSquare operates under three segments: Marketplace, Financial Technology, and Brands (“Marketplace”, “Financial Technology”, and “Brands”). The primary mission of the Marketplace segment is to help consumers “shop their values” and put purpose behind their purchases. PublicSquare leverages data and insights from the Marketplace to assess its customers’ needs and provide wholly-owned quality financial products and brands. PublicSquare’s Financial Technology segment comprises Credova, a consumer financing and payments company. PublicSquare’s Brands segment comprises EveryLife, a premium direct-to-consumer (“D2C”) life-affirming baby products company and PSQLink, LLC (“PSQLink”), a digital marketing and customer relationship management (“CRM”) platform.

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

Recent Developments

Private Placement

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

In August 2024, the Company entered into an agreement for a $10.0 million convertible note in a private placement with a board member and affiliates. The note has identical terms to the notes offered in March 2024.

Credova Acquisition

On March 13, 2024, the Company acquired Credova.

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

The acquisition of Credova was accounted for as a business combination using the acquisition method pursuant to FASB ASC Topic 805. As the acquirer for accounting purposes, the Company had estimated assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill.

Promissory Note Exchange

Prior to the Credova acquisition, Credova, PSQ and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to closing the Credova acquisition, the Participating Noteholders delivered their Subdebt Notes of Credova for cancellation, in exchange for newly-issued replacement notes issued by PSQ, convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes have 9.75% simple interest per annum and ten-year maturity dates.

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

Key Business Metrics and Selected Financial Data

We use the following key metrics and non-GAAP measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:

●	Segment Revenue (see discussion below in “Results of Operations”);

●	Adjusted EBITDA (see “Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA); and

●	Gross Merchandise Volume (“GMV”) of Financial Technology Segment.

For GMV, these metrics are based on internal company data, assumptions, and estimates and are used in managing our business. We believe that these figures are reasonable estimates, and we actively take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, however, inherent challenges in gathering accurate data across large online and mobile populations.

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

GMV of Financial Technology Segment

In addition to revenue, net loss, adjusted EBITDA, and other results under U.S. GAAP, the following table sets forth key operating metrics we use to evaluate our Financial Technology segment. The information below represents proforma information as if the Credova Merger closed on January 1, 2023:

	Three Months Ended June 30,
	2024	2023	% Change
Gross merchandise volume (“GMV”)	$13,277,530	$14,321,530	(7)%

	Six Months Ended June 30,
	2024	2023	% Change
Gross merchandise volume (“GMV”)	$30,170,811	$25,941,460	16%

We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions generated from the Financial Technology segment during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.

For the three and six months ended June 30, 2024, GMV was $13.3 million and $30.2 million, respectively, which represented an approximate change of (7)% and 16%, respectively, as compared to the same period in 2023. Overall, the increase for the six months ended June 30, 2024 in GMV was primarily driven by the expansion of our active merchant base and increases in active consumers. The increase in GMV for the six months ended June 30, 2024 also reflected increased consumer demand for our bank originated products. During the three months ended June 30, 2024, our GMV decline mirrored broader industry trends, with National Shooting Sports Foundation (NSSF) reporting-adjusted National Instant Criminal Background Check System (NICS) data showing a 7% drop in background checks, indicating softer market conditions. Despite this, Credova increased its share of overall sales with key retailers, achieving record-high conversion rates among first-time applicants.

For the three and six months ended June 30, 2024, our top five merchants and platform partners represented approximately 42% and 41% of total GMV, respectively, as compared to 49% for the three months ended June 30, 2023 and 51% for the six months ended June 30, 2023. GMV attributable to our largest merchant during both the three months and six months ended June 30, 2024 represented 16 % and 16%, respectively, of total GMV, compared to 20% and 18% for the same period in 2023.

Components of Results of Operations

During the three months ended June 30, 2024 and 2023, our net loss was $11.2 million and $20.7 million, respectively, and during the six months ended June 30, 2024 and 2023, our net loss was $23.8 million and $27.4 million, respectively. During the three months ended June 30, 2024, our net loss decreased $9.5 million as compared to the three months ended June 30, 2023, due to the fact that in 2023 there was a $13.4 million loss for the change in fair value of the convertible promissory notes and in 2024 there was a gain of $3.1 million relating to the change in fair value of the warrant liabilities. This is offset by a $6.8 million increase in our operating loss due to the expansion of the business. During the six months ended June 30, 2024, our net loss decreased $3.6 million as compared to the six months ended June 30, 2023, due to the fact that in 2023 there was a $14.6 million loss for the change in fair value of the convertible promissory notes and in 2024 there was a gain of $5.3 million relating to the change in fair value of the warrant liabilities. This is offset by a $16.2 million increase in our operating loss due to the expansion of the business. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in our platform, as well as a result of our becoming a public company. We have not been profitable since inception. As of June 30, 2024, our accumulated deficit was $86.0 million. Since inception, we have financed our operations primarily through equity raises and operating activities.

Revenues, net

We generate revenues from our three segments: Marketplace, Brands and Financial Technology; a summary of each is described below.

Marketplace

Our advertising revenues are derived from short-term, typically multi-month, fixed price contracts for advertising subscription arrangements. Revenues from subscription contracts are recognized using the “over-time” method of revenue recognition. Accordingly, we recognize revenues over-time as the advertisements are displayed over the subscription period and the service is being consumed by the business member simultaneously over the period of service. Over-time revenue recognition is based on an input measure of progress. Each advertisement has a contractual revenue value and an estimated cost. The over-time revenue is recognized over the contract term as the Company performs on its performance obligation.

Additionally, we recognize advertising revenue from push notifications and email blasts at the point of delivery. Push notifications and email blasts are considered delivered when an advertisement is displayed to users.

In June 2024, the Company launched its cost per mille (“CPM”) advertising model. The advertising revenue related to CPM is recognized based on the number of impressions received based on advertising on websites or mobile device applications or as the advertiser’s previously agreed-upon performance criteria are satisfied.

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

Brands

Our brand revenues have been derived primarily from our sale of products and services.

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

In the fourth quarter of 2024, EveryLife will be expanding to South Korea in partnership with the largest retailer in South Korea, as well as a number of the largest Christian churches in South Korea.

PSQLink generates recurring software as a service (“SaaS”) revenues through B2B sales by providing its customers with a digital marketing and CRM tool.

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

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) consists of the direct costs incurred in building and running the Platform, as well as underwriting and transaction costs related to our Financial Technology segment.

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

We expect to continue to invest substantial resources to support our growth. We anticipate that each of the following categories of operating expenses, will increase in absolute dollar amounts and decrease as a percentage of revenue for the foreseeable future, other than research and development.

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

Research and Development Expenses

Research and development expenses consist primarily of salaries, employee benefits and consultant fees related to our development activities to originate, develop, and enhance the Platform and build the PublicSquare Payments ecosystem.

Depreciation and Amortization Expense

Depreciation and amortization expense consists primarily of amortization of capitalized software development costs.

Non-Operating Income and Other Items

Other Income, Net

Other income, net primarily relates to dividend income earned on the money market account for the three and six months ended June 30, 2024, and Employee Retention Tax Credit (“ERTC”) and the Research and Development Tax Credit (“R&D Tax Credit”) for the three and six months ended June 30, 2023.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 which can be found elsewhere in this document.

The following table sets forth our condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods:

	For the three months ended June 30,
	2024	2023	Variance ($)	Variance (%)
Revenues, net	$5,985,228	$529,707	$5,455,521	1030%
Costs and expenses:
Cost of revenue - services (exclusive of depreciation and amortization expense shown below)	531,098	432,934	98,164	23%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	1,438,843	-	1,438,843	NM *
General and administrative	10,993,793	3,895,467	7,098,326	182%
Sales and marketing	5,090,331	2,402,783	2,687,548	112%
Research and development	1,031,794	288,484	743,310	258%
Depreciation and amortization	930,874	699,237	231,637	33%
Total operating expenses	20,016,733	7,718,905	12,297,828	159%
Operating loss	(14,031,505)	(7,189,198)	(6,842,307)	95%
Other income (expense):
Other income, net	52,599	48,549	4,050	8%
Change in fair value of convertible promissory notes	-	(13,423,204)	13,423,204	NM *
Change in fair value of earn-out liabilities	220,000	-	220,000	NM *
Change in fair value of warrant liabilities	3,091,000	-	3,091,000	NM *
Interest expense, net	(553,303)	(155,854)	(397,449)	255%
Loss before income taxes	(11,221,209)	(20,719,707)	9,498,498	-46%
Income tax expense	(14,037)	(1,600)	(12,437)	777%
Net loss	$(11,235,246)	$(20,721,307)	$9,486,061	-46%

	For the six months ended June 30,
	2024	2023	Variance ($)	Variance (%)
Revenues, net	$9,451,117	$907,741	$8,543,376	941%
Costs and expenses:
Cost of revenue - services (exclusive of depreciation and amortization expense shown below)	1,129,459	795,907	333,552	42%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	2,830,251	-	2,830,251	NM *
General and administrative	21,256,671	7,987,317	13,269,354	166%
Sales and marketing	9,772,969	3,068,840	6,704,129	218%
Research and development	2,173,752	536,984	1,636,768	305%
Depreciation and amortization	1,227,471	1,244,574	(17,103)	-1%
Total operating expenses	38,390,573	13,633,622	24,756,951	182%
Operating loss	(28,939,456)	(12,725,881)	(16,213,575)	127%
Other income (expense):
Other income, net	155,978	53,687	102,291	191%
Change in fair value of convertible promissory notes	-	(14,571,109)	14,571,109	-100%
Change in fair value of earn-out liabilities	340,000	-	340,000	NM *
Change in fair value of warrant liabilities	5,322,500	-	5,322,500	NM *
Interest expense, net	(677,481)	(163,855)	(513,626)	313%
Loss before income taxes	(23,798,459)	(27,407,158)	3,608,699	-13%
Income tax expense	(13,618)	(1,789)	(11,829)	661%
Net loss	$(23,812,077)	$(27,408,947)	$3,596,870	-13%

NM* - Percentage change not meaningful.

Revenues, net

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues, net:
Marketplace
Advertising and e-commerce sales	$726,638	$529,707	$1,672,109	$907,741
Brands
Product sales	2,478,455	-	4,828,965	-
Other sales	18,738	-	18,738	-
Returns and discounts	(206,619)	-	(413,720)	-
Total Brand revenues, net	2,290,574	-	4,433,983	-
Financial Technology
Direct revenue	967,260	-	1,121,867	-
Interest income on loans	961,518	-	1,100,916	-
Loan and lease contracts sold, net	1,039,238	-	1,122,242	-
Total Financial Technology revenues, net	2,968,016	-	3,345,025	-
Total revenues, net	$5,985,228	$529,707	$9,451,117	$907,741

Revenues, net increased by $5.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was driven by the addition of B2B and product sales of $2.5 million partially offset by returns and discounts of $0.2 million, as well as an increase in the business member base and introduction of new advertising features on our platform, which resulted in an increase of advertising revenues of $0.2 million. Additionally, the Credova Merger accounted for an additional $3.0 million revenue for the three months ended June 30, 2024.

Revenues, net increased by $8.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was driven by the addition of B2B and product sales of $4.8 million partially offset by returns and discounts of $0.4 million, as well as an increase in the business member base and introduction of new advertising features on our platform, which resulted in an increase of advertising revenues of $0.8 million. Additionally, the Credova Merger accounted for an additional $3.3 million revenue for the six months ended June 30, 2024.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased by $0.1 million, or 23%, and $0.3 million, or 42%, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increase was mainly due to an increase in personnel expenses of $0.1 million and $0.3 million, respectively.

Cost of goods sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) increased by $1.4 million and $2.8 million, respectively, for the three months and six months ended June 30, 2024 compared to the three months and six months ended June 30, 2023. The increase was mainly due to the sale of products.

General and Administrative Expense

General and administrative expense increased by $7.1 million, or 182%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 The increase was due to a $6.0 million increase in staffing-related costs, including $3.2 million in share-based compensation expense, and $3.6 million increase in other administrative expenses, which include accounting, legal, and other administrative services. This is partially offset by a decrease in IPO transaction costs of $2.5 million.

General and administrative expense increased by $13.3 million, or 166%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 The increase was due to a $10.7 million increase in staffing-related costs, including $5.9 million of share-based compensation expense, and $4.9 million increase in other administrative expenses, which include accounting, legal, and other administrative services. This is partially offset by a decrease in IPO transaction costs of $2.3 million.

Sales and Marketing Expense

Sales and marketing expense increased by $2.7 million, or 112%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was due to $1.5 million of share-based compensation expense and $1.2 million increase in other marketing and public relation activities.

Sales and marketing expense increased by $6.7 million, or 218%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to $3.5 million of share-based compensation expense and a $3.2 million increase in other marketing and public relation activities.

Research and Development Expense

Research and development expense increased by $0.7 million, or 258%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was due to an increase in staffing-related costs in our product and engineering teams including $0.4 million of share-based compensation expense, as well as costs related to computer software, hardware, and other administrative expenses.

Research and development expense increased by $1.6 million, or 305%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to an increase in staffing-related costs in our product and engineering teams, including $0.7 million of share-based compensation expense, as well as costs related to computer software, hardware, and other administrative expenses.

Depreciation and amortization

Depreciation and amortization expense increased $0.2 million or 33% and decreased by an insignificant amount, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The decrease was primarily related to the completion of amortization of version 1.0 of the Platform and the amortization of version 2.0 of the Platform being amortized over a longer useful life.

Other Income, net

Other income, net changed by an insignificant amount and $0.1 million, respectively, for the three and six months ended June 30, 2024 compared to the three months and six months ended June 30, 2023, primarily due to interest income earned on the money market accounts.

Interest Expense, net

Interest expense, net increased by $0.4 million and $0.5 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increase was due to the interest payable in relation to the convertible promissory notes recorded as of the reporting date.

Income Tax Expense

Income tax expense increased by an insignificant amount for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been funds from financing activities. We have reported net losses of $23.8 million and $27.4 million for the six months ended June 30, 2024 and 2023, respectively, and had negative cash flows from operations of $17.2 million and $10.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we had aggregate unrestricted cash and cash equivalents, of $7.6 million and $16.4 million and net working capital of $7.8 million and $17.2 million, respectively.

The Company’s Board of Directors and executive team have outlined a plan to improve the Company’s cash position by gaining access to additional capital through various strategic initiatives. These initiatives may include reallocation of resources to more profitable segments of the business, completing a private placement equity raise, entering into a revolving line of credit agreement and refinement of inventory purchase timing which will reduce excess stock levels. The Company has obtained a support letter from a board member and his affiliates, which provides that if the Company fails to (i) raise sufficient capital through rounds of financings, or (ii) secure sufficient operating cash to fund its operating expenses, the board member and his affiliates, subject to such further conditions, and in a form to be mutually determined, would provide the Company funding and financial support necessary to pay for its operating expenses so the Company is able to continue to operate in its normal course of business through August 2025.

We believe that as a result of resource reallocation initiatives, additional insider investments, inventory management and line of credit financing, along with its existing cash and cash equivalents and committed affiliated support, that we will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.

Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, we may need to raise additional financing. While there can be no assurances, we may need to pursue issuances of additional equity raises and debt rounds of financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

	For the six months ended June 30,
	2024	2023	Variance
Net cash used in operating activities	$(16,939,551)	$(10,017,651)	$(6,921,900)
Net cash provided by (used in) investing activities	$52,272	$(11,242,002)	$11,294,274
Net cash provided by financing activities	$8,191,167	$25,099,725	$(16,908,558)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $16.9 million compared to $10.0 million used in operating activities during the six months ended June 30, 2023. The increase in cash used in operating activities was due to an overall increase in operating expenses, resulting in an increased operating loss of $16.2 million. This was partially offset by an increase in non-cash expenses for share based compensation of $11.1 million. Also offsetting this was a decrease in cash provided by operating assets and liabilities of $1.9 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $0.05 million. The increase as compared to prior year was primarily due to $10 million of purchases of short-term investments that didn’t occur in the current year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $8.2 million as compared to $25.1 million for the six months ended June 30, 2023. Cash provided by financing activities for the months ended June 30, 2024 primarily related to proceeds from the issuance of the convertible note payable of $10.0 million offset by repayments on the line of credit of $1.8 million, compared to $22.5 million of proceeds received for convertible notes payable and $2.6 million of proceeds from the issuance of common stock for the six months ended June 30, 2023.

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

The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(11,235,246)	$(20,721,307)	$(23,812,077)	$(27,408,947)
Excluding:
Interest expense, net	553,303	155,854	677,481	163,855
Income tax expense	14,037	1,600	13,618	1,789
Change in fair value of convertible notes	-	13,423,204	-	14,571,109
Change in fair value of earnout liabilities	(220,000)	-	(340,000)	-
Change in fair value of warrant liabilities	(3,091,000)	-	(5,322,500)	-
Other income, net	(52,599)	(48,549)	(155,978)	(53,687)
Depreciation and amortization	930,874	699,237	1,227,471	1,244,574
Share-based compensation (exclusive of what is shown above in transaction costs)	5,171,760	-	10,170,774	-
Transaction costs incurred in connection with acquisitions	1,908	-	2,295,502	-
Adjusted EBITDA	$(7,926,963)	$(6,489,961)	$(15,245,709)	$(11,481,307)

Critical Accounting Estimates

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

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our Unaudited Condensed Consolidated Financial Statements for the three-month and six-month period ended June 30, 2024 included elsewhere in this report. Our critical accounting policies are described below.

Revenue Recognition

[1] Marketplace Revenues

E-commerce revenues

The Platform features a single cart shopping experience where consumers can purchase a variety of products from multiple vendors in one transaction. The Company is not the seller of record in these transactions. The commission revenue earned from these arrangements is recognized on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission and processing fees are recognized net of estimated refunds when the corresponding transaction is confirmed by the buyer and seller. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction. The Company currently records processing fees from its merchant service providers as a component of Cost of sales - services on the condensed consolidated statement of operations.

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

In June 2024, the Company launched its cost per mille (“CPM”) advertising model. The advertising revenue related to CPM is recognized based on the number of impressions received based on advertising on websites or mobile device applications or as the advertiser’s previously agreed-upon performance criteria are satisfied.

[2] Brand Revenues

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

B2B Sales

PSQLink generates revenues through B2B sales by providing its customers with a digital marketing and CRM platform.

[3] Financial Technology Revenues

Financing Revenues

The Company principally generates revenue from four activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from retailer discounts, and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at time of loan origination.

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

Allowance for Credit Losses - Loans Held for Investment

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic, ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 11) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

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

We utilize a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We make estimates, assumptions and judgments to determine the provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets. Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments thereby impacting the Company’s financial position and results of operations.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgment to determine whether the acquired net assets meet the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

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

Any contingent consideration (“Earn-out liabilities”) is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at the initial fair value at the acquisition date and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the consolidated statements of operations in the period of change.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date, due solely to the material weakness in our internal control over financial reporting, including controls surrounding the preparation of the unaudited condensed consolidated statement of cash flows. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit	Description
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2023)
10.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated July 1, 2024, by and among Credova SPV I, LLC, PFM Credit Recovery Fund I, LLC and OHPC LP (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 8, 2024).
10.2*	Form of Amendment to Lock-Up Agreement, dated as of July 23, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.

**	Furnished herewith.

†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ Holdings, Inc.

Date: August 14, 2024		/s/ Michael Seifert
	Name:	Michael Seifert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024		/s/ Bradley Searle
	Name:	Bradley Searle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)