Form 10-Q
period 2024-09-30
PSQ Holdings, Inc.
filed 2024-11-12
CIK 1847064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40457
PSQ Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2062844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 S. Australian Avenue, Suite 1300 West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2024, there were 31,548,544 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and 3,213,678 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements
PSQ HOLDINGS, INC. (dba PublicSquare)
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,709,237	$16,446,030
Restricted cash	966,529	—
Accounts receivable, net	622,419	204,879
Loans held for investment, net of allowance for credit losses of $558,612 as of September 30, 2024	3,567,832	—
Interest Receivable	304,599	—
Inventory	1,500,715	1,439,182
Prepaid expenses and other current assets	4,288,699	3,084,576
Total current assets	15,960,030	21,174,667
Loans held for investment, net of allowance for credit losses of $106,530 as of September 30, 2024, non-current	680,400	—
Property and equipment, net	299,768	127,139
Intangible assets, net	15,948,378	3,557,029
Goodwill	10,930,978	—
Operating lease, right-of-use assets	350,782	324,238
Deposits	75,579	63,546
Total assets	$44,245,915	$25,246,619

Liabilities and stockholders’ equity
Current liabilities
Revolving line of credit	$3,108,871	$—
Accounts payable	3,664,680	1,828,508
Accrued expenses	906,745	1,641,553
Deferred revenue	571,363	225,148
Operating lease liabilities, current portion	167,749	310,911
Total current liabilities	8,419,408	4,006,120
Convertible promissory notes, related party (Note 12)	20,000,000	—
Convertible promissory notes	8,449,500	—
Warrant liabilities	2,632,500	10,130,000
Earn-out liabilities	150,000	660,000
Operating lease liabilities	191,502	16,457
Total liabilities	39,842,910	14,812,577
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A Common stock, $0.0001 par value; 500,000,000 authorized shares; 29,451,684 shares and 24,410,075 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,945	2,441
Class C Common stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of September 30, 2024, and December 31, 2023	321	321
Additional paid in capital	103,562,504	72,644,419
Accumulated deficit	(99,162,765)	(62,213,139)
Total stockholders’ equity	4,403,005	10,434,042
Total liabilities and stockholders’ equity	$44,245,915	$25,246,619
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$6,540,112	$2,030,900	$15,991,229	$2,938,641
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	609,270	569,502	1,738,729	1,189,440
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	1,771,109	903,672	4,601,360	903,672
Transaction costs incurred in connection with the Business Combination	—	3,309,597	—	7,048,177
General and administrative	12,295,934	4,311,199	33,552,605	7,448,015
Sales and marketing	4,607,708	3,670,309	14,380,677	6,739,149
Research and development	973,544	1,486,069	3,147,296	3,310,943
Depreciation and amortization	975,090	759,745	2,202,561	2,004,319
Total costs and expenses	21,232,655	15,010,093	59,623,228	28,643,715
Operating loss	(14,692,543)	(12,979,193)	(43,631,999)	(25,705,074)
Other income (expense):
Other (expense) income, net	(45,683)	119,957	110,295	173,644
Change in fair value of convertible promissory notes	—	—	—	(14,571,109)
Change in fair value of earn-out liabilities	170,000	450,000	510,000	450,000
Change in fair value of warrant liabilities	2,175,000	(7,783,000)	7,497,500	(7,783,000)
Interest expense, net	(756,760)	(46,690)	(1,434,241)	(210,545)
Loss before income taxes	(13,149,986)	(20,238,926)	(36,948,445)	(47,646,084)
Income tax benefit (expense)	12,437	262	(1,181)	(1,527)
Net loss	$(13,137,549)	$(20,238,664)	$(36,949,626)	$(47,647,611)

Net loss per common share, basic and diluted	$(0.41)	$(0.77)	$(1.21)	$(2.38)
Weighted average shares outstanding, basic and diluted	31,758,032	26,265,627	30,526,102	20,058,726
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	24,410,075	$2,441	3,213,678	$321	$72,644,419	$—	$(62,213,139)	$10,434,042
Issuance of common stock for Credova Merger	—	—	2,920,993	292	—	—	14,137,314	—	—	14,137,606
Issuance of shares for consulting arrangement	—	—	183,349	18	—	—	887,391	—	—	887,409
Share-based compensation	—	—	—	—	—	—	5,410,894	—	—	5,410,894
Issuance of shares for fully vested restricted stock units	—	—	663,500	66	—	—	(66)	—	—	—
Net loss	—	—	—	—	—	—	—	—	(12,576,831)	(12,576,831)
Balance at March 31, 2024	—	—	28,177,917	2,817	3,213,678	321	93,079,952	—	(74,789,970)	18,293,120
Share-based compensation	—	—	—	—	—	—	5,171,761	—	—	5,171,761
Net loss	—	—	—	—	—	—	—	—	(11,235,246)	(11,235,246)
Balance at June 30, 2024	—	—	28,177,917	2,817	3,213,678	321	98,251,713	—	(86,025,216)	12,229,635
Issuance of shares for fully vested restricted stock units	—	—	1,273,767	128	—	—	(486,032)	—	—	(485,904)
Share-based compensation	—	—	—	—	—	—	5,796,823	—	—	5,796,823
Net loss	—	—	—	—	—	—	—	—	(13,137,549)	(13,137,549)
Balance at September 30, 2024	—	$—	29,451,684	$2,945	3,213,678	$321	$103,562,504	$—	$(99,162,765)	$4,403,005

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	771,155	$771	—	$—	$12,384,206	$(99,612)	$(8,883,952)	$3,401,413
Retroactive application of Business Combination	—	—	11,034,852	410	3,213,678	321	(731)	—	—	—
Balance at December 31, 2022	—	—	11,806,007	1,181	3,213,678	321	12,383,475	(99,612)	(8,883,952)	3,401,413
Issuance of common stock for cash	—	—	1,447,523	145	—	—	2,499,979	—	—	2,500,124
Receipt of subscription receivable	—	—	—	—	—	—	—	100,012	—	100,012
Issuance of common stock for asset acquisition	—	—	1,071,229	107	—	—	1,334,751	—	—	1,334,858
Net loss	—	—	—	—	—	—	—	—	(6,687,640)	(6,687,640)
Balance at March 31, 2023	—	—	14,324,759	1,433	3,213,678	321	16,218,205	400	(15,571,592)	648,767
Repayment of subscription payable	—	—	—	—	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	—	—	—	—	(20,721,307)	(20,721,307)
Balance at June 30, 2023	—	—	14,324,759	1,433	3,213,678	321	16,218,205	—	(36,292,899)	(20,072,940)
Conversion of notes to common stock	—	—	3,984,388	397	—	—	37,293,626	—	—	37,294,023
Issuance of common stock upon Business Combination	—	—	7,735,151	774	—	—	12,426,006	—	—	12,426,780
Forfeiture of shares	—	—	(1,704,223)	(170)	—	—	170	—	—	—
Share based compensation	—	—	—	—	—	—	2,095,889	—	—	2,095,889
Net loss	—	—	—	—	—	—	—	—	(20,238,664)	(20,238,664)
Balance at September 30, 2023	—	$—	24,340,075	$2,434	3,213,678	$321	$68,033,896	$—	$(56,531,563)	$11,505,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(36,949,626)	$(47,647,611)
Adjustment to reconcile net loss to cash used in operating activities:
Change in fair value of convertible promissory notes	—	14,571,109
Change in fair value of warrant liabilities	(7,497,500)	7,783,000
Change in fair value of earn-out liabilities	(510,000)	(450,000)
Share-based compensation	16,855,006	2,095,889
Realized gain on short term investment	—	(173,644)
Amortization of step-up in loans held for investment	501,112	—
Provision for credit losses on loans held for investment	549,985	—
Origination of loans and leases for resale	(17,315,173)	—
Proceeds from sale of loans and leases for resale	19,689,911	—
Gain on sale of loans and leases	(2,374,738)	—
Depreciation and amortization	2,202,561	2,004,319
Non-cash operating lease expense	314,577	129,216
Interest expense	—	58,455
Changes in operating assets and liabilities:
Accounts receivable	(722,139)	(67,604)
Prepaid expenses and other current assets	65,810	(681,471)
Inventory	(61,533)	(1,476,085)
Deposits	(12,033)	(70,202)
Accounts payable	(1,577,703)	2,597,462
Accrued expenses	(322,928)	2,845,964
Deferred revenue	346,215	199,304
Operating lease payments	(309,238)	(130,429)
Net cash used in operating activities	(27,127,434)	(18,412,328)

Cash flows from Investing Activities
Software development costs	(2,818,954)	(1,840,066)
Principal paydowns on loans held for investment	8,897,046	—
Disbursements for loans held for investment	(7,168,697)	—
Acquisition of businesses, net of cash acquired	141,215	—
Purchase of short-term investments	—	(10,049,870)
Proceeds from the sale of short-term investments	—	10,223,514
Purchase of intangible assets and trademarks	—	(86,600)
Purchases of property and equipment	—	(113,065)
Net cash used in investing activities	(949,390)	(1,866,087)

Cash flows from Financing Activities
Proceeds from convertible note payable, related party (Note 12)	20,000,000	—
Proceeds from convertible note payable	—	22,500,000
Proceeds from reverse recapitalization	—	18,104,194
Proceeds from issuance of common stock under stock plans, net of shares withheld for employee taxes	(485,904)	—
Proceeds from the issuance of common stock	—	2,600,125
Repayments on revolving line of credit	(2,207,536)	—
Repayment of subscription payable	—	(400)
Net cash provided by financing activities	17,306,560	43,203,919
Net (decrease) increase in cash and cash equivalents	(10,770,264)	22,925,504
Cash, cash equivalents and restricted cash beginning of period	16,446,030	2,330,405
Cash, cash equivalents and restricted cash end of the period	$5,675,766	$25,255,909
Cash and cash equivalents	$4,709,237	$25,255,909
Restricted cash	966,529	—
Total cash, cash equivalents and restricted cash, end of the period	$5,675,766	$25,255,909

Supplemental Non-Cash Investing and Financing Activity
Promissory notes, inclusive of accrued interest, converted to equity	$—	$37,294,023
Initial recognition of earn-out liability	$—	$2,400,000
Acquisition of warrant liability	$—	$8,816,500
Prepaid expenses assumed in connection with Business Combination	$—	$2,570,594
Liabilities assumed in connection with Business Combination	$—	$92,929
Liabilities paid through the trust	$—	$1,778,672
Accrued variable compensation settled with RSU grants	$411,878	$—
Shares issued in connection with Credova Merger	$14,137,606	$—
Note Exchange in connection with Credova Merger	$8,449,500	$—
Stock for stock transfer	$—	$1,334,858
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Organization and Business Operations
PSQ Holdings, Inc. (collectively “PublicSquare”, “PSQ”, “PSQH” or the “Company”) is a commerce and payments ecosystem, valuing life, family, and liberty. PublicSquare operates under three segments: Marketplace, Financial Technology, and Brands (“Marketplace”, “Financial Technology”, and “Brands”). The primary mission of the Marketplace segment is to help consumers “shop their values” and put purpose behind their purchases. PublicSquare leverages data and insights from the Marketplace to assess its customers’ needs and provide wholly-owned quality financial products and brands. PublicSquare’s Financial Technology segment comprises of Credova, a consumer financing and PublicSquare Payments, a payments company. PublicSquare’s Brands segment comprises EveryLife, a premium direct-to-consumer (“D2C”) life-affirming baby products company, and PSQLink, LLC (“PSQLink”), a digital marketing and customer relationship management (“CRM”) platform.
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
The Company’s operations are comprised of three operating segments which are Marketplace, Brands and Financial Technology a summary of which is below:
Marketplace
The PSQ platform (the “Platform”) can be accessed through two primary means:
•Mobile application - Our mobile app is available for both iOS and Android-based devices.
•Web - Users can access our full platform at PublicSquare.com.
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
In addition to Credova, the Company is developing a payments stack, PSQPayments LLC (“PublicSquare Payments”), which will consist of a framework of technological components and services that the Company’s customers can utilize to manage their payment processes, which falls under the Financial Technology segment. As of September 30, 2024, there has been no revenue generated from PublicSquare Payments.
Note 2 - Liquidity
Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $36.9 million and $47.6 million for the nine months ended September 30, 2024 and 2023, respectively, and had negative cash flows from operations of $27.1 million and $18.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had aggregate unrestricted cash and cash equivalents, of $4.7 million and $16.4 million and net working capital of $7.5 million and $17.2 million, respectively.
On October 24, 2024, the Company closed a private investment in public equity transaction (“PIPE”) pursuant to a Securities Purchase Agreement (“PIPE Purchase Agreement”) dated October 22, 2024, for the purchase of $5.35 million of Class A common stock at $2.70 per share with three investors: (i) an affiliate of a PSQH board member, (ii), a party related to a PSQH board member and executive officer, and (ii) an unaffiliated accredited investor (the “Purchasers”) (see Note 17 for additional information).
The Company’s Board of Directors and executive team have outlined a plan to improve the Company’s cash position which involves a variety of cash management initiatives. These initiatives include reduction and reallocation of resources to more profitable segments of the business and reducing corporate operating expenses. The reduction of resources, which included a staff reduction of 35% along with terminating or reducing contractor and consulting agreements was performed in October 2024 and is expected to result in annualized cash savings of approximately $11.0 million. Additionally, the plan considers further options such as completing a capital raise, entering into a revolving line of credit agreement, and refining inventory purchase timing which will reduce excess stock levels.
The Company believes that, as a result of these initiatives, along with its existing cash and cash equivalents and the cash flow from the Brands and Financial Technology segments, the Company will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.
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
Note 3 - Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when there are anti-dilutive, common stock equivalents, these are not considered in the computation. As of September 30, 2024, the Company’s restricted stock units (“RSUs”) and Warrants were not considered in the computation as they are anti-dilutive. As of September 30, 2024, there were no anti-dilutive shares or common stock equivalents outstanding.
Revenue Recognition
[1]Marketplace Revenues
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
[2]Brand Revenues
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
Product Returns
Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary. As of September 30, 2024 and December 31, 2023, the Company had $0 and $15,000, respectively, recorded as an allowance for sales returns.
B2B Sales
PSQLink generates recurring software as a service (“SaaS”) revenues through B2B sales by providing its customers with a digital marketing and CRM platform.

[3]Financial Technology Revenues
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
Inventory
Inventory consists of finished goods and is stated at lower of cost or net realizable value. Cost is measured by using an adjusted standard cost method which approximates FIFO (first in, first out). The net realizable value of the Company’s inventory is estimated based on current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of September 30, 2024 and December 31, 2023, no reserve for inventory has been recorded.
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
Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other ("ASC 350") requires goodwill to be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company elects to perform an annual impairment test of goodwill as of December 31 of each year. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed.
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

Capitalized Software
The Company capitalizes costs related to the development of its internal software and certain projects for internal use in accordance with ASC 350-40, Internal-Use Software ("ASC 350-40"). The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method. Software development costs expensed and not capitalized, which are included in research and development expense in the accompanying condensed consolidated statements of operations, were approximately $0.08 million and $0.08 million for the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and $1.0 million for the nine months ended September 30, 2024, and 2023, respectively.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible assets, capitalized software and lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset. No impairment of the Company’s long-lived assets were recorded during the nine months ended September 30, 2024 and 2023.
Convertible Promissory Notes
The Company may enter into convertible promissory notes, some of which contain predominantly fixed rate conversion features, whereby the holder may convert the outstanding principal and accrued interest into common shares at a fixed discount to the market price of the common stock at the time of conversion. In this case, the convertible promissory notes represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible notes date with a charge to expense in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480").
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
Share Based Compensation
The Company recognizes an expense for share-based compensation awards based on the estimated fair value of the award on the date of grant. For certain awards, the Company has determined that the service inception date precedes the grant date as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes share-based compensation expense over the requisite service period based on the fair value on the award grant date.
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

The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year. For the three and nine months ended September 30, 2024 and 2023 no transfers between levels have been recognized.
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
For the three months ended September 30, 2024, one customer accounted for 10.6% of the Company’s revenue. For the three months ended September 30, 2023, no customer accounted for 10% or more of the Company’s revenue.
For the nine months ended September 30, 2024 and 2023, no customer accounted for 10% or more of the Company’s revenue.
As of September 30, 2024, one customer accounted for 18.5% of the Company’s accounts receivable. As of December 31, 2023, no customer accounted for 10% or more of the Company’s accounts receivable.
Recent Accounting Pronouncements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which intends to improve clarity and comparability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of adopting ASU 2024-01 on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact of adopting ASU 2024-01 on its condensed consolidated financial statements.
The Company has assessed the adoption impacts of recently issued accounting standards by the FASB on the Company’s condensed consolidated financial statements as well as material updates to previous assessments, if any, to the Company’s annual audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023.
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

At Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of Class A Common Stock, par value $0.0001 per share, of Colombier (the “Colombier Class A Common Stock”) by public stockholders of Colombier:
•all options, convertible notes, warrants and other rights to subscribe for or purchase any capital stock of PSQ or securities convertible into or exchangeable for, or that otherwise conferred on the holder any right to acquire, any capital stock of PSQ which remained outstanding and had not been exercised or did not convert automatically into shares of PSQ Common Stock (as defined below) prior to the effective time of the Merger (the “Effective Time”) were canceled without consideration;
•each share of PSQ Common Stock, par value $0.001 per share (“PSQ Common Stock”), including shares of PSQ Common Stock issued upon conversion of outstanding convertible notes of PSQ that automatically converted into shares of PSQ Common Stock immediately prior to the completion of the Merger, in each case other than shares of PSQ Common Stock held by the CEO, was automatically converted into the right to receive 19.476836 shares of Class A Common Stock, par value $0.0001 per share, of the Company (“Class A Common Stock”); and
•each share of PSQ Common Stock held by the Chief Executive Officer (“CEO”) was automatically converted into the right to receive 19.476836 shares of Class C Common Stock, par value $0.0001 per share, of the Company (“Class C Common Stock” and, together with Class A Common Stock, “Company Common Stock”).
In addition to the right of holders’ of PSQ Common Stock immediately prior to the Effective Time (the “PSQ Stockholders”) to receive Class A Common Stock or Class C Common Stock, as applicable, in the Merger, PSQ Stockholders and certain executive officers, employees and service providers of PSQ (the “Deemed Equity Holders” and, together with the PSQ Stockholders, the “Participating Equity Holders”) will be entitled to receive up to 3,000,000 shares of Class A Common Stock (the “Earnout Shares”) in the event certain trading price-based metrics are satisfied during the five (5)-year period commencing on the date of the Closing and ending on the fifth anniversary thereof (the “Earnout Period”), or, if earlier, upon the occurrence of a change of control transaction (as defined in the Merger Agreement) during the Earnout Period with an implied per share price that exceeds the relevant trading price-based metrics. Specifically, Earnout Shares will be earned if one or more of the three (3) triggering events described below occurs:
•in the event that, and upon the date during the Earnout Period on which, the volume-weighted average trading price of Class A Common Stock quoted on the New York Stock Exchange (“NYSE”) (or such other exchange on which the shares of Class A Common Stock are then listed) for any twenty (20) trading days within any thirty (30) consecutive trading day period (the “Earnout Trading Price”) is greater than or equal to $12.50 , the Participating Equity Holders will be entitled to receive an aggregate of 1,000,000 Earnout Shares;
•in the event that, and upon the date during the Earnout Period on which, the Earnout Trading Price is greater than or equal to $15.00, the Participating Equity Holders will be entitled to receive an aggregate of 1,000,000 additional Earnout Shares; and
•in the event that, and upon the date during the Earnout Period on which, the Earnout Trading Price is greater than or equal to $17.50, the Participating Equity Holders will be entitled to receive an aggregate of 1,000,000 additional Earnout Shares.
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
PSQ has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:
•PSQ’s existing stockholders will have the ability to control decisions regarding election and removal of directors and officers of the Company;
•PSQ is the larger entity in terms of substantive operations and employee base;

•PSQ will comprise the ongoing operations of the Company; and
•PSQ’s existing senior management will be the senior management of the Company.
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
The acquisition of Credova was accounted for as a business combination using the acquisition method pursuant to ASC 805, Business Combinations ("ASC 805"). As the acquirer for accounting purposes, the Company estimated the purchase price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill.
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
Acquisition-related costs of $2.3 million associated with the Credova Merger were included in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.
Since the acquisition date, $3.2 million of revenue and $1.1 million of net loss have been included in the condensed consolidated statement of operations for the three months ended September 30, 2024 and $6.6 million of revenue and $2.5 million of net loss have been included in the condensed consolidated statement of operations for the nine months ended September 30, 2024.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in years):

	Fair value	Useful life
Trademarks and Tradenames	$1,700,000	5
Internally developed software	3,600,000	3
Merchant relationships	5,900,000	5
State operating licenses	520,000	Indefinite
Total intangible assets	$11,720,000
The following unaudited supplemental pro forma combined financial information presents the Company’s combined results of operations for the three and nine months ended September 30, 2024 and 2023 as if the Credova Merger had occurred on January 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have occurred had the Credova Merger been completed on January 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Credova.

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Revenue	$6,540,112	$18,904,794
Net loss	$(13,137,549)	$(35,558,372)

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Revenue	$5,600,958	$13,895,120
Net loss	$(20,987,828)	$(52,109,581)
The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2023 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:
(i)the elimination of Credova historical depreciation and amortization expense and the recognition of new depreciation and amortization expense;
(ii)an adjustment to present acquisition-related transaction costs and other one-time costs directly attributable to the acquisition as if they were incurred in the earliest period presented; and

(iii)the related income tax effects of the adjustments noted above, as applicable.
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
The following table presents the acquisition date fair value of the asset acquired:

Assets acquired:
Balance - January 1, 2023	$—
Issuance of common stock at fair value	1,334,850
Legal costs capitalized	42,611
Balance - December 31, 2023	$1,377,461
Note 6 - Goodwill and Intangible Assets, Net
Goodwill as of September 30, 2024 was $10.9 million, which resulted from the Credova Merger (See Note 5) and is included in the Financial Technology segment.
The following table summarizes intangible assets, net:

	Useful Life	September 30, 2024	December 31, 2023
Capitalized software development costs	1-5 years	$7,748,105	$5,011,519
Trademark and tradenames	5 years	1,700,000	—
Internally developed software	3 years	3,600,000	—
Merchant relationships	5 years	5,900,000	—
State operating licenses	Indefinite	520,000	—
Purchased technology	1-15 years	247,489	247,489
Brand name	10 years	1,377,461	1,377,461
Total intangible assets		21,093,055	6,636,469
Less: Accumulated amortization		(5,144,677)	(3,079,440)
Total intangible assets, net		$15,948,378	$3,557,029
Amortization expenses were approximately $0.9 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, estimated future amortization expense is expected as follows:

Remainder of 2024	$1,168,960
2025	3,793,004
2026	3,793,004
2027	2,791,739
2028	2,894,054
Thereafter	1,507,617
$15,948,378
Note 7 - Loans Held for Investment, Net
The Company classifies its loans as either current or past due. The following reflects the credit quality of the Company’s loans held for investment, as delinquency status has been identified as the primary credit quality indicator, based on the recorded amount of the receivable in delinquent status as of September 30, 2024:

		Past Due
	Current	30-59 Days	60-89 days	> 90 days	Total
Loans held for investment	$4,770,333	$66,839	$46,173	$30,029	$4,913,374
Allowance for credit losses					(665,142)
Loans held for investment, net					$4,248,232
These loans have a variety of lending terms as well as original maturities ranging from six weeks to thirty-six months, with the large majority of the Company’s loans having a term of approximately two years. The average remaining life of the Company’s loans was approximately 12 months as of September 30, 2024. Given that the Company’s loan portfolio focuses on unsecured installment loans, the Company evaluates the portfolio as a single homogeneous loan portfolio and performs further analysis by product type as needed.
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
The changes in allowance for credit losses on loans held for investment as of September 30, 2024 is as follows:

Balance at January 1, 2024	$—
Balance acquired from Credova Merger	1,130,515
Charge-offs	(1,015,358)
Provision for credit losses	549,985
Balance at September 30, 2024	$665,142
Note 8 - Revolving Line of Credit
The Company assumed a $10.0 million revolving loan with a finance company through the Credova Merger (Note 5) which bears interest at a rate of 15% and requires minimum monthly interest payments. The funding termination date is June 30, 2024. The borrowing base is based upon a percentage of eligible receivables which are valued as the outstanding principal amount, less adjustments for loans held for investment that are more than thirty-one days but no more than sixty days past due. For calculating the borrowing base, receivables more than sixty days past due are excluded. The total amount that can be borrowed under the loan is reduced to the amount of the borrowing base if that amount is lower.

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
The revolving line of credit maturity date is subsequent to the revolving period, which is the earlier of: (a) nine (9) months following the funding termination date (June 30, 2025) and (b) the remittance date on which the aggregate outstanding advances are $1.0 million or below.
Monthly remittance remains in effect with a borrowing base calculation. During the amortization period, the Company will repay the aggregate outstanding advances until such aggregate outstanding advances do not exceed the borrowing base, and then 100% of the remaining collections until the aggregate outstanding advances have been reduced to zero.
As of September 30, 2024, the outstanding advances under this revolving loan totaled $3.1 million.
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
As of September 30, 2024, the convertible promissory notes payable was $8.4 million.
Convertible Promissory Notes – Related Party
In March 2024, the Company entered into a note purchase agreement for a 9.75% private placement convertible note for $10.0 million invested by a board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova Merger described above.
In August 2024, the Company entered into an agreement for a $10.0 million convertible note in a private placement with a board member and affiliates. The note has identical terms to the notes offered in March 2024 (see Note 12).
Convertible Promissory Notes
The Company had issued convertible promissory notes (the “Note” or “Notes”) in the total amount of $22.5 million that accrued interest at the rate of 5% per annum until converted or paid in full upon maturity being December 31, 2024.

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
The change in the fair value of the Notes measured with Level 3 inputs through September 30, 2023 are summarized as follows:

Convertible Promissory Notes
Fair value as of January 1, 2023	$—
Principal balance of convertible notes issued	2,050,000
Change in valuation inputs or other assumptions	1,147,905
Fair value as of March 31, 2023	3,197,905
Principal balance of convertible notes issued	20,450,000
Change in valuation inputs or other assumptions	13,423,204
Fair value as of June 30, 2023	37,071,109
Conversion of convertible notes	(37,071,109)
Fair value as of September 30, 2023	$—
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Exercise Price	$—
Risk-Free Rate	4.1%
Maturity (in years)	1.8
Volatility	75.0%
Note 10 - Leases
As of September 30, 2024, the Company had three active leases for office suites: a short-term lease in California, a long-term lease in Florida set to expire in January 2025, and a long-term lease in Montana, detailed in the subsequent paragraph. The previous long-term California lease expired in August 2024. Termination of any lease is prohibited unless there is a violation under the lease agreement. The Florida lease has payments of $16,457 per month for the term of the lease. At lease commencement date, the Company estimated the lease liability and the right-of-use assets at present value using the Company’s estimated incremental borrowing rate of 10.5%.
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
Rent expense under the operating leases included in the results of operations, inclusive of common area maintenance charges and real estate taxes, was approximately $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $0.4 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

The following amounts were recorded in the Company’s condensed consolidated balance sheets relating to its operating lease and other supplemental information:

	September 30, 2024	December 31, 2023
ROU assets	$350,782	$324,238
Lease liabilities:
Current lease liabilities	$167,749	$310,911
Non-current lease liabilities	191,502	16,457
Total lease liabilities	$359,251	$327,368
Other supplemental information:
Weighted average remaining lease term	2.4 years	1 year
Weighted average discount rate	10.0%	10.5%
The following table presents the lease payments relating to the Company’s operating leases:

Fiscal Year	September 30, 2024
Remainder of 2024	$80,775
2025	144,273
2026	131,196
2027	44,112
Total lease payments	400,356
Less: imputed interest	(41,105)
Present value of operating lease liabilities	$359,251
Note 11 - Warrant Liabilities
As part of Colombier’s IPO, Colombier issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Colombier completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. As of September 30, 2024 and December 31, 2023, there were 5,750,000 Public Warrants and 5,700,000 Private Placement warrants outstanding.
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

•if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the condensed consolidated statement of operations at each reporting period until they are exercised. As of September 30, 2024 and December 31, 2023, the fair value of the Public Warrants and Private Placement Warrants liabilities are presented within warrant liabilities on the condensed consolidated balance sheet.
Note 12 - Related Parties
In March 2024, the Company entered into a 10-year note purchase agreement for a 9.75% private placement convertible note for $10.0 million invested by a board member and his affiliates. The private placement convertible note matures in March 2034. Terms for the note were priced based on notes exchanged as part of the Credova Merger. The Company’s stockholders have approved the issuance of the underlying shares as part of the annual stockholder meeting in April 2024 and the funds were received on May 3, 2024.
In August 2024, the Company entered into an agreement for a $10.0 million 10-year convertible note in a private placement with a board member and affiliates. The funds were received on August 29, 2024. The private placement convertible note matures in August 2034. The note has identical terms to the notes offered in March 2024 (Note 9).
In August 2023, the Company and its former Chief Operating Officer (“Former COO”) entered into a separation and release of claims agreement (the “Separation Agreement”) providing for the Former COO’s departure from his position to pursue other business opportunities. The effective date of the Former COO’s departure was August 25, 2023 (the “Separation Date”). Pursuant to the Separation Agreement, the Former COO is entitled to receive continued payment of his 2023 annual base salary for a period of 12 months, subject to his compliance with the Separation Agreement, including a release of claims in favor of the Company, certain restrictive covenants described below and the forfeiture to the Company by the Former COO of 1,704,223 shares of the Company’s Class A common stock. In addition, the Separation Agreement provides that the Former COO will not be granted further equity of the Company, including restricted stock units or earn-out compensation; however, the Former COO remains eligible to receive certain earn-out compensation as a former shareholder of PublicSq. Inc. Subject to eligibility, the Separation Agreement provides for continued payment by the Company of the Company’s share of COBRA premiums for the Former COO’s health benefit coverage for a period of up to 12 months following the Separation Date. The Separation Agreement also provides for, among other things, non-disclosure and non-solicitation obligations applicable to the Former COO and mutual non-disparagement obligations.
In August 2023, the Company signed a one-year strategic consulting agreement, with a monthly auto-renewal feature thereafter, with a consulting company that is controlled by a board member. The consulting company was engaged by the Company to provide strategic advice and assistance to the Company in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. As of January 1, 2024, the monthly amount was amended from $80,000 to $60,000 a month. As of September 30, 2024, the Company has incurred and paid $900,000 relating to this agreement. Please refer to Note 17 for additional information. In December 2023 the Company entered into a letter agreement (the “Letter Agreement”) with the same consulting company to engage the consulting company as an advisor to the Company in connection with the Credova Merger. The term of the Letter Agreement was the earlier of twelve (12) months from the date of the agreement or the consummation of the Credova Merger, which occurred on March 13, 2024. As consideration, the consulting company received $150,000 paid at the closing of the Credova Merger and 183,349 shares of Class A Common Stock, for a value of $887,809, in the Company with respect to the Credova Merger. In April 2024, the Company entered into a second letter agreement (the “Second Letter Agreement”) with the same strategic consulting company to engage the consulting company as an advisor to the Company in connection with potential acquisitions. The term of the Second Letter Agreement was the earlier of twelve (12) months from the date of the agreement or the consummation of an acquisition. As consideration, the consulting company will receive 1.5% of the total consideration paid for an acquisition.

In June 2023, the Company signed a consulting agreement with a board member to provide advisory services to EveryLife. In exchange, the board member receives $10,000 per month and 40,000 RSUs that vest at the completion of the consulting agreement. On November 29, 2023, the Company entered into a new consulting agreement with the same board member, through his consulting company. In connection with the execution of the November 2023 consulting agreement, the previous consulting agreement was terminated. Pursuant to the November 2023 consulting agreement, the board member receives $30,000 per month and was granted 120,000 RSUs, subject to approval by the Company’s board, in connection with consulting services provided to the Company, including in regard to outreach, marketing and growth initiatives for the Company and EveryLife. Pursuant to the consulting agreement, 30,000 RSUs vested on January 31, 2024, 60,000 RSUs were to vest on May 3, 2024, and 30,000 RSUs will vest on November 1, 2024. On February 27, 2024, the November 2023 consulting agreement was amended to reduce the monthly fee from $30,000 to $15,000, and to remove the RSU grant of the 60,000 RSUs set to vest on May 3, 2024. For the three and nine months September 30, 2024, the Company has expensed $45,000 and $187,000, respectively, and paid approximately $30,000 and $172,000, respectively, relating to this agreement, including travel reimbursements.
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
2023 Stock incentive plan
Awards may be made under the Plan for up to such number of shares of Class A Common Stock of the Company as is equal to the sum of:
(A)a number of shares of Class A Common Stock equal to fifteen percent (15%) of the outstanding shares of all classes of Company Common Stock, determined immediately following the closing of the Merger Agreement.
(B)an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the lesser of (i) 5% of the outstanding shares of all classes of Company Common Stock on such date and (ii) the number of shares of Class A Common Stock determined by the Board.
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
Restricted Stock Units
There were no RSUs granted during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2024, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and board of directors. Each RSU entitles the recipient to one share of our common stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.
Share-based compensation expense for RSUs is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, RSUs during the three and nine-month period ended September 30, 2024 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2024	1,655,542	$9.61
Granted	2,276,710	8.10
Forfeited	(108,000)	10.12
Vested	(638,629)	6.91
Unvested as of March 31, 2024	3,185,623	$8.93
Granted	490,140	3.48
Forfeited	(5,000)	10.12
Vested	(642,204)	6.44
Unvested as of June 30, 2024	3,028,559	$6.65
Granted	150,000	2.71
Forfeited	(133,981)	7.01
Vested	(609,336)	6.02
Unvested as of September 30, 2024	2,435,242	$6.64
As of September 30, 2024 and December 31, 2023 there were 5,023,858 and 2,354,989 RSUs outstanding, respectively.
As of September 30, 2024, unrecognized compensation cost related to the grant of RSUs was approximately $19.2 million. Unvested outstanding RSUs as of September 30, 2024 had a weighted average remaining vesting period of 1.78.
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
The Company recorded $0.9 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, of share-based compensation expense, related to the earn-out shares. As of September 30, 2024, unrecognized compensation cost related to the earn-out shares was approximately $13.1 million. During the three and nine months ended September 30, 2023, the Company recorded $0.8 million of share-based compensation expense, related to the earn-out shares.

During the three and nine months ended September 30, 2024, the Company recorded the following share-based compensation expense, related to RSUs, earn-out shares and Credova Merger:

	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
Cost of sales	$28,407	$108,392
General and administrative expenses	4,092,365	9,948,361
Research and development	411,470	1,149,456
Sales and marketing	1,264,581	4,761,388
Transaction costs incurred in connection with Credova Merger	—	887,409
	$5,796,823	$16,855,006
During the three and nine months ended September 30, 2023, the Company recorded the following share-based compensation expense, related to RSUs and earn-out shares:

For the three and nine months ended September 30, 2023
Cost of sales	$2,239
General and administrative expenses	587,717
Research and development	201,810
Sales and marketing	393,323
Transaction incurred in connection with the Business Combination	910,800
$2,095,889
Note 14 - Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market	$2,523,424	$—	$—	$2,523,424

Liabilities
Warrant liabilities - Public Warrants	$1,207,500	$—	$—	$1,207,500
Warrant liabilities - Private placement warrants (1)	—	—	1,425,000	1,425,000
Earn-out liabilities (2)	—	—	150,000	150,000
Total liabilities	$1,207,500	$—	$1,575,000	$2,782,500

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents - Money market	$10,301,371	$—	$—	$10,301,371

Liabilities
Warrant liabilities - Public Warrants	$4,715,000	$—	$—	$4,715,000
Warrant liabilities - Private placement warrants (1)	—	—	5,415,000	5,415,000
Earn-out liabilities (2)	—	—	660,000	660,000
Total liabilities	$4,715,000	$—	$6,075,000	$10,790,000
(1)Private Placement Warrants were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.
(2)The fair value of the earn-out liabilities was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.
The following tables present the changes in fair value of the private placements warrants:

For the three and nine months ended September 30, 2024
Liability at January 1, 2024	$5,415,000
Change in fair value	(1,254,000)
Balance as of March 31, 2024	4,161,000
Change in fair value	(1,596,000)
Balance as of June 30, 2024	2,565,000
Change in fair value	(1,140,000)
Balance as of September 30, 2024	$1,425,000

For the three and nine months ended September 30, 2023
Liability at beginning of the period	$—
Assumed in the Business Combination	4,389,000
Change in fair value	4,218,000
Balance as of September 30, 2023	$8,607,000

The following tables present the changes in fair value of the earn-out liabilities:

For the three and nine months ended September 30, 2024
Liability at January 1, 2024	$660,000
Change in fair value	(120,000)
Balance as of March 31, 2024	540,000
Change in fair value	(220,000)
Balance as of June 30, 2024	320,000
Change in fair value	(170,000)
Balance as of September 30, 2024	$150,000

For the three and nine months ended September 30, 2023
Liability at beginning of the period	$—
Assumed in the Business Combination	2,400,000
Change in fair value	(450,000)
Balance as of September 30, 2023	$1,950,000
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
As of September 30, 2024, the Company’s operating and reportable segments include:
•Marketplace: PSQ has created a marketplace platform to access consumers that are drawn to patriotic values. The Company generates revenue from advertising and e-commerce transaction revenues.
•Brands: Our wholly owned brands include:
•EveryLife, Inc., which generates revenue from online and wholesale sales of diapers and wipes.
•PSQLink, LLC, which generates revenues through B2B sales, by providing its customers with a digital marketing and CRM platform.
•Financial Technology: Our wholly owned Financial Technology subsidiaries include:
•Credova Holdings, Inc., which generates revenue primarily through four activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from retailer discounts and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods.
•PSQPayments LLC (also referred to as “PublicSquare Payments”), is a wholly owned subsidiary of PSQH which will generate revenue from launching a merchant servicer platform to provide its customers with a payments stack which will comprise of a framework of technological components and services that the Company’s customers can utilize to manage their payment processes.

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
Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.
The following tables set forth the Company’s revenues, net and direct contribution for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues, net:
Marketplace
Advertising and e-commerce sales	$717,692	$875,546	$2,389,801	$1,783,287
Brands
Product sales	2,824,540	1,387,951	7,653,505	1,387,951
Other sales	18,789	—	37,527	—
Returns and discounts	(228,317)	(232,597)	(642,037)	(232,597)
Total Brand revenues, net	2,615,012	1,155,354	7,048,995	1,155,354
Financial Technology
Direct revenue	1,150,951	—	2,272,818	—
Interest income on loans	749,199	—	1,850,115	—
Loan and lease contracts sold, net	1,307,258	—	2,429,500	—
Total Financial Technology revenues, net	3,207,408	—	6,552,433	—
Total revenues, net	$6,540,112	$2,030,900	$15,991,229	$2,938,641

	For the three months ended September 30, 2024
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$717,692	$2,615,012	$3,207,408	$6,540,112
Segment cost of revenues	(582,614)	(4,358)	(22,298)	(609,270)
Segment cost of goods sold	—	(1,771,109)	—	(1,771,109)
Segment gross profit	135,078	839,545	3,185,110	4,159,733
Segment operating costs	(3,701,865)	(1,457,446)	(3,417,409)	(8,576,720)
Adjusted EBITDA	(3,566,787)	(617,901)	(232,299)	(4,416,987)
Corporate operating expenses				(3,503,643)
Transaction costs incurred in connection with acquisitions				—
Share-based compensation (exclusive of what is included in transaction costs above)				(5,796,823)
Depreciation and amortization				(975,090)
Other expense, net				(45,683)
Change in fair value of convertible notes				—
Change in fair value of earn-out liabilities				170,000
Change in fair value of warrant liabilities				2,175,000
Interest expense, net				(756,760)
Income tax benefit				12,437
Net loss				$(13,137,549)

	For the three months ended September 30, 2023
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$875,546	$1,155,354	$—	$2,030,900
Segment cost of revenues	(569,493)	(9)	—	(569,502)
Segment cost of goods sold	—	(903,672)	—	(903,672)
Segment gross profit	306,053	251,673	—	557,726
Segment operating costs	(2,871,552)	(1,636,670)	—	(4,508,222)
Adjusted EBITDA	(2,565,499)	(1,384,997)	—	(3,950,496)
Corporate operating expenses				(3,774,266)
Transaction costs incurred in connection with the Business Combination				(3,309,597)
Share-based compensation (exclusive of what is included in transaction costs above)				(1,185,089)
Depreciation and amortization				(759,745)
Other income, net				119,957
Change in fair value of convertible notes				—
Change in fair value of earn-out liabilities				450,000
Change in fair value of warrant liabilities				(7,783,000)
Interest expense, net				(46,690)
Income tax benefit				262
Net loss				$(20,238,664)

	For the nine months ended September 30, 2024
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$2,389,801	$7,048,995	$6,552,433	$15,991,229
Segment cost of revenues	(1,635,237)	(4,358)	(99,134)	(1,738,729)
Segment cost of goods sold	—	(4,601,360)	—	(4,601,360)
Segment gross profit	754,564	2,443,277	6,453,299	9,651,140
Segment operating costs	(9,807,606)	(4,079,486)	(6,992,869)	(20,879,961)
Adjusted EBITDA	(9,053,042)	(1,636,209)	(539,570)	(11,228,821)
Corporate operating expenses				(11,937,517)
Transaction costs incurred in connection with acquisitions				(2,295,502)
Share-based compensation (exclusive of what is included in transaction costs above)				(15,967,598)
Depreciation and amortization				(2,202,561)
Other income, net				110,295
Change in fair value of convertible notes				—
Change in fair value of earn-out liabilities				510,000
Change in fair value of warrant liabilities				7,497,500
Interest expense, net				(1,434,241)
Income tax expense				(1,181)
Net loss				$(36,949,626)

	For the nine months ended September 30, 2023
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$1,783,287	$1,155,354	$—	$2,938,641
Segment cost of revenues	(1,189,431)	(9)	—	(1,189,440)
Segment cost of goods sold	—	(903,672)	—	(903,672)
Segment gross profit	593,856	251,673	—	845,529
Segment operating costs	(6,445,931)	(1,636,670)	—	(8,082,601)
Adjusted EBITDA	(5,852,075)	(1,384,997)	—	(7,237,072)
Corporate operating expenses				(8,230,417)
Transaction costs incurred in connection with the Business Combination				(7,048,177)
Share-based compensation (exclusive of what is included in transaction costs above)				(1,185,089)
Depreciation and amortization				(2,004,319)
Other income, net				173,644
Change in fair value of convertible notes				(14,571,109)
Change in fair value of earn-out liabilities				450,000
Change in fair value of warrant liabilities				(7,783,000)
Interest expense, net				(210,545)
Income tax expense				(1,527)
Net loss				$(47,647,611)

No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.
Note 16 - Commitments and Contingencies
Advertising Commitment
In October 2023, the Company entered into a one-year advertising agreement with a media group for the purpose of promoting the Company and its services on a national platform. In connection with this agreement, the Company has committed to pay $1.0 million in six equal installments of $0.2 million. As of September 30, 2024, the Company has completed five of the six installments, for total amount paid of $0.8 million.
In June 2024, the Company entered into a one-year advertising agreement with an independent media company for the purpose of promoting the Company and its services on a national platform. In connection with this agreement, the Company has committed to pay $0.8 million in twelve equal installments of $0.1 million. The Company canceled this contract in August 2024, and has no further commitments related to this agreement. As of September 30, 2024, the Company had completed three installments, for total amount paid of $0.2 million.
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
From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2024, except as described in the preceding paragraph, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.
Note 17 - Subsequent Events
The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the condensed consolidated balance sheet date through the date the condensed consolidated financial statements were available to be issued.
On October 6, 2024, the Company canceled its Business Summit, originally scheduled for October 10, 2024 to October 11, 2024, due to Hurricane Milton. As of September 30, 2024, the Company recorded advanced payments received for the Business Summit of $0.3 million in deferred revenue and prepayments for expenses of $1.2 million in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets with the intent they would be recognized in October 2024. Due to the cancellation, the related cash proceeds were returned to customers/merchants and approximately $0.9 million, or 72%, of the related cash disbursements were returned to the Company.
On October 16, 2024, the Company amended the November 2023 consulting agreement referenced in Note 12 to reduce the monthly fee from $15,000 to zero. The monthly fee for October 2024 was prorated, and the full reduction in the fee will be effective November 1, 2024
On October 22, 2024, the Company completed the implementation of a strategic plan (the “Strategic Plan”) to streamline the organization, reducing staff by over 35% and focusing on the people critical to the Company’s B2B focused sales and marketing positioning going forward. The Company expects a non-recurring charge for severance of $0.4 million, in addition to one month of COBRA estimated to total $37,000 for those electing to utilize it, primarily incurred in the fourth quarter of 2024. The Company may incur additional costs not currently contemplated due to events associated with or resulting from the Strategic Plan.

On October 24, 2024, the Company closed a private investment in public equity transaction (“PIPE”) pursuant to a Securities Purchase Agreement (“PIPE Purchase Agreement”) dated October 22, 2024, for the purchase of $5.35 million of Class A common stock at $2.70 per share with three investors: (i) an affiliate of a PSQH board member, (ii), a party related to a PSQH board member and executive officer, and (ii) an unaffiliated accredited investor (the “Purchasers”). The purchase price was slightly in excess of the 14-day average closing price of the Company’s stock on the New York Stock Exchange. The Purchasers also entered into a Registration Rights Agreement (the “PIPE Registration Rights Agreement”) with the Company, pursuant to which, among other things, require the Company to file a registration statement to register the resale of the shares within a certain period after the closing of the PIPE Purchase Agreement. The PIPE Purchase Agreement also contained a lock-up provision pursuant to which, for a period of 12 months after the closing of the PIPE Purchase Agreement, the shares will be subject to trading restrictions and the Purchasers will be restricted from selling short or hedging PSQ securities subject to certain exceptions.
On October 28, 2024, the Company officially launched the PublicSquare Payments platform. On November 4, 2024, the first merchant transaction was successfully processed through the Company's proprietary gateway, leveraging an independent token vault and global scale processors.

On October 31, 2024, the Company sent a 30 day termination notice regarding the strategic consulting agreement with a consulting company that is controlled by a board member. The Company expects the monthly fee starting December 1, 2024, to be significantly less than the previous monthly fee of $60,000.

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
Overview
PSQ Holdings, Inc. (collectively “PublicSquare”, “PSQ”, “PSQH” or the “Company”) is a commerce and payments ecosystem, valuing life, family, and liberty. PublicSquare operates under three segments: Marketplace, Financial Technology, and Brands (“Marketplace”, “Financial Technology”, and “Brands”). The primary mission of the Marketplace segment is to help consumers “shop their values” and put purpose behind their purchases. PublicSquare leverages data and insights from the Marketplace to assess its customers’ needs and provide wholly-owned quality financial products and brands. PublicSquare’s Financial Technology segment comprises Credova, a consumer financing and payments company. PublicSquare’s Brands segment comprises EveryLife, a premium direct-to-consumer (“D2C”) life-affirming baby products company and PSQLink, LLC ("PSQLink"), a digital marketing and customer relationship management ("CRM") platform.

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
Recent Developments
Private Placement
On March 13, 2024, we entered into a note purchase agreement for a 9.75% private placement convertible note for $10.0 million invested by a board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova transaction. Our stockholders have approved the issuance of the underlying shares as part of our annual stockholder meeting in April 2024 and the funds were received May 3, 2024.
In August 2024, the Company entered into an agreement for a $10.0 million convertible note in a private placement with a board member and affiliates. Funds were received August 29, 2024. The note has identical terms to the notes offered in March 2024.
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
The acquisition of Credova was accounted for as a business combination using the acquisition method pursuant to ASC 805, Business Combinations ("ASC 805"). As the acquirer for accounting purposes, the Company had estimated assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill.

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
Key Business Metrics and Selected Financial Data
We use the following key metrics and non-GAAP measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:
•Segment Revenue (see discussion below in “Results of Operations”);
•Adjusted EBITDA (see “Non-GAAP Financial Measures” for a discussion of Adjusted EBITDA and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA); and
•Gross Merchandise Volume (“GMV”) of Financial Technology Segment.
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

GMV of Financial Technology Segment
In addition to revenue, net loss, adjusted EBITDA, and other results under U.S. GAAP, the following table sets forth key operating metrics we use to evaluate our Financial Technology segment. The information below represents proforma information as if the Credova Merger closed on January 1, 2023:

	Three Months Ended September 30,
	2024	2023	% Change
Gross merchandise volume (“GMV”)	$15,532,649	$14,133,498	10%

	Nine Months Ended September 30,
	2024	2023	% Change
Gross merchandise volume (“GMV”)	$45,703,460	$40,074,958	14%
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions generated from the Financial Technology segment during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and nine months ended September 30, 2024, GMV was $15.5 million and $45.7 million, respectively, which represented an approximate change of 10% and 14%, respectively, as compared to the same period in 2023. Overall, the increase for the nine months ended September 30, 2024 in GMV was primarily driven by and expanding active merchant base and growth in active consumers, complemented by heightened sales related to election year demand in the firearm segment. Additionally, the increase reflects stronger consumer adoption of our bank-originated financial product.
For the three months ended September 30, 2024, our GMV growth aligned with broader industry patterns historically seen in federal election cycles. According to the National Shooting Sports Foundation (NSSF), there were no month-over-month increases in background checks from December 2023 until July 2024, highlighting a market trend correlated with election-year activity that positively impacted GMV.
For the three and nine months ended September 30, 2024, our top five merchants and platform partners represented approximately 43% and 42% of total GMV, respectively, as compared to 46% for the three months ended September 30, 2023 and 52% for the nine months ended September 30, 2023. GMV attributable to our largest merchant during both the three months and nine months ended September 30, 2024 represented 16 % and 16%, respectively, of total GMV, compared to 20% and 18% for the same period in 2023. The shift in volume from our top five merchants demonstrates healthy diversification in our merchant portfolio and highlights our success in broadening our revenue base.
Components of Results of Operations
During the three months ended September 30, 2024 and 2023, our net loss was $13.1 million and $20.2 million, respectively, and during the nine months ended September 30, 2024 and 2023, our net loss was $36.9 million and $47.6 million, respectively. During the three months ended September 30, 2024, our net loss decreased $7.1 million as compared to the three months ended September 30, 2023, due to a gain of $2.2 million relating to the change in fair value of the warrant liabilities. This is offset by a $1.7 million increase in our operating loss due to the expansion of the business. During the nine months ended September 30, 2024, our net loss decreased $10.7 million as compared to the nine months ended September 30, 2023, due to the fact that in 2023 there was a $14.6 million loss for the change in fair value of the convertible promissory notes and in 2024 there was a gain of $7.5 million relating to the change in fair value of the warrant liabilities. This is offset by a $17.9 million increase in our operating loss due to the expansion of the business. Following the completion of the Strategic Plan to streamline the organization in October 2024, reducing staff by over 35% and focusing on the people critical to the Company’s B2B focused sales and marketing positioning going forward, our expenses will decline and operations will become more concentrated. We have not been profitable since inception. As of September 30, 2024, our accumulated deficit was $99.2 million. Since inception, we have financed our operations primarily through financing activities.
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
As we focus on cost-saving measures including resource reduction and reallocation, we anticipate that each of the following categories of operating expenses will decrease in absolute dollar amounts and decline as a percentage of revenue for the foreseeable future.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of information technology, professional services, insurance, travel, and other administrative expenses. We expect to continue incurring expenses associated with operating as a public company, including legal, audit, tax and accounting costs, investor relations costs, insurance premiums and compliance costs. As a result of cost-saving measures, we expect that general and administrative expenses will decrease in absolute dollars in future periods and decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, employee benefits, consultant fees, commissions, and direct marketing costs related to the promotion of PSQ’s platforms/solutions and certain costs related to the acquisition of both consumer and business members on the Platform. As a result, we expect that sales and marketing expenses will decrease in absolute dollars in future periods as we scale back paid marketing efforts and focus on monetizing current customer base, and decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.
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
Non-Operating Income and Other Items
Other (Expense) Income, Net
Other (expense) income, net primarily relates to interest income earned on the money market account and the write-off of an other receivable for the three and nine months ended September 30, 2024.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 which can be found elsewhere in this document.

The following table sets forth our condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023, and the dollar and percentage change between the two periods:

	For the three months ended September 30,
	2024	2023	Variance ($)	Variance (%)
Revenues, net	$6,540,112	$2,030,900	$4,509,212	222%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	609,270	569,502	39,768	7%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	1,771,109	903,672	867,437	96%
Transaction costs incurred in connection with the Business Combination	—	3,309,597	(3,309,597)	(100)%
General and administrative	12,295,934	4,311,199	7,984,735	185%
Sales and marketing	4,607,708	3,670,309	937,399	26%
Research and development	973,544	1,486,069	(512,525)	(34)%
Depreciation and amortization	975,090	759,745	215,345	28%
Total costs and expenses	21,232,655	15,010,093	6,222,562	41%
Operating loss	(14,692,543)	(12,979,193)	(1,713,350)	13%
Other income (expense):
Other (expense) income, net	(45,683)	119,957	(165,640)	(138)%
Change in fair value of convertible promissory notes	—	—	—	NM*
Change in fair value of earn-out liabilities	170,000	450,000	(280,000)	(62)%
Change in fair value of warrant liabilities	2,175,000	(7,783,000)	9,958,000	(128)%
Interest expense, net	(756,760)	(46,690)	(710,070)	1521%
Loss before income taxes	(13,149,986)	(20,238,926)	7,088,940	(35)%
Income tax benefit (expense)	12,437	262	12,175	4647%
Net loss	$(13,137,549)	$(20,238,664)	$7,101,115	(35)%

	For the nine months ended September 30,
	2024	2023	Variance ($)	Variance (%)
Revenues, net	$15,991,229	$2,938,641	$13,052,588	444%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	1,738,729	1,189,440	549,289	46%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	4,601,360	903,672	3,697,688	409%
Transaction costs incurred in connection with the Business Combination	—	7,048,177	(7,048,177)	(100)%
General and administrative	33,552,605	7,448,015	26,104,590	350%
Sales and marketing	14,380,677	6,739,149	7,641,528	113%
Research and development	3,147,296	3,310,943	(163,647)	(5)%
Depreciation and amortization	2,202,561	2,004,319	198,242	10%
Total costs and expenses	59,623,228	28,643,715	30,979,513	108%
Operating loss	(43,631,999)	(25,705,074)	(17,926,925)	70%
Other income (expense):
Other (expense) income, net	110,295	173,644	(63,349)	(36)%
Change in fair value of convertible promissory notes	—	(14,571,109)	14,571,109	(100)%
Change in fair value of earn-out liabilities	510,000	450,000	60,000	13%
Change in fair value of warrant liabilities	7,497,500	(7,783,000)	15,280,500	(196)%
Interest expense, net	(1,434,241)	(210,545)	(1,223,696)	581%
Loss before income taxes	(36,948,445)	(47,646,084)	10,697,639	(22)%
Income tax benefit (expense)	(1,181)	(1,527)	346	(23)%
Net loss	$(36,949,626)	$(47,647,611)	$10,697,985	(22)%
NM* - Percentage change not meaningful.
Revenues, net

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues, net:
Marketplace
Advertising and e-commerce sales	$717,692	$875,546	$2,389,801	$1,783,287
Brands
Product sales	2,824,540	1,387,951	7,653,505	1,387,951
Other sales	18,789	—	37,527	—
Returns and discounts	(228,317)	(232,597)	(642,037)	(232,597)
Total Brand revenues, net	2,615,012	1,155,354	7,048,995	1,155,354
Financial Technology
Direct revenue	1,150,951	—	2,272,818	—
Interest income on loans	749,199	—	1,850,115	—
Loan and lease contracts sold, net	1,307,258	—	2,429,500	—
Total Financial Technology revenues, net	3,207,408	—	6,552,433	—
Total revenues, net	$6,540,112	$2,030,900	$15,991,229	$2,938,641

Revenues, net increased by $4.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was driven by an increase in Brands sales of $1.5 million, a decrease in Marketplace sales by $0.2 million, and the Credova Merger accounted for an additional $3.2 million in revenue for the three months ended September 30, 2024.
Revenues, net increased by $13.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was driven by an increase in product sales and e-commerce of $6.5 million and the Credova Merger accounted for an additional $6.6 million revenue for the nine months ended September 30, 2024.
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) increased by $0.04 million, or 7%, and $0.5 million, or 46%, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The increase was mainly due to an increase in personnel expenses.
Cost of goods sold (exclusive of depreciation and amortization)
Cost of goods sold (exclusive of depreciation and amortization) increased by $0.9 million, or 96% and $3.7 million, or 409%, respectively, for the three months and nine months ended September 30, 2024 compared to the three months and nine months ended September 30, 2023. The increase was mainly due to the sale of products.
General and Administrative Expense
General and administrative expense increased by $8.0 million, or 185%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was due to a $1.6 million increase in staffing-related costs, $3.4 million in share-based compensation expense, and $3.0 million increase in other administrative expenses, which include accounting, legal, and other administrative services.
General and administrative expense increased by $26.1 million, or 350%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a $7.7 million increase in staffing-related costs, $10.3 million of share-based compensation expense, $3.3 million of professional services and $4.6 million increase in other administrative expenses, which include insurance, rent, utilities, and other administrative services.
Sales and Marketing Expense
Sales and marketing expense increased by $0.9 million, or 26%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was due to $1 million of share-based compensation expense and $0.9 million increase in other marketing and public relation activities offset by a reduction in contractors and commissions of $1 million.
Sales and marketing expense increased by $7.6 million, or 113%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to $4.5 million of share-based compensation expense and a $3.1 million increase in other marketing and public relation activities.
Research and Development Expense
Research and development expense decreased by $0.5 million, or 34%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was due to increased capitalization of expenditures related to the development of operating software.
Research and development expense decreased by $0.2 million, or 5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was due to increased capitalization of expenditures related to the development of operating software.
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million, or 28%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily related to the amortization of version 2.0 of the Platform along with amortization of the loan receivable.

Depreciation and amortization expense increased by $0.2 million, or 10%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily related to the amortization of version 2.0 of the Platform along with amortization of the loan receivable.
Other (Expense) Income, net
Other (expense) income, net changed by $0.2 million and $0.1 million, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, is primarily due to interest income earned on the money market accounts partially offset by a write-off of an other receivable.
Interest Expense, net
Interest expense, net increased by $0.7 million and $1.2 million, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The increase was due to the interest payable in relation to the convertible promissory notes recorded as of the reporting date, along with interest paid on the Revolving Line of Credit.
Change in Fair Value of Convertible Promissory Notes
Change in fair value of convertible promissory notes was zero for the three and nine months ended September 30, 2024 compared to zero and $14.6 million for the three and nine months ended September 30, 2023. The change in fair value of convertible promissory notes represents the premium recorded on the convertible promissory note’s date with a charge to expense. The convertible promissory notes were converted to equity at the close of the Business Combination.
Change in Fair Value of Earn-out Liabilities
Changes in the fair value of earn-out liabilities for the three and nine months ended September 30, 2024 was a gain of $0.2 million and $0.5 million, respectively, compared to a gain of $0.5 million for the three and nine months ended September 30, 2023. The gain was due to a decrease in the fair value of the earn-out liabilities at each reporting period.
Change in Fair Value of Warrant Liabilities
Changes in the fair value of warrant liabilities for the three and nine months ended September 30, 2024 was a gain of $2.2 million and $7.5 million, respectively, compared to a loss of $7.8 million for the three and nine months ended September 30, 2023. The gain for the three and nine months ended September 30, 2024 was due to a decrease in fair value of the warrant liabilities from December 31, 2023 through September 30, 2024.
Income Tax Benefit (Expense)
Income tax expense increased by an insignificant amount for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been funds from financing activities. We have reported net losses of $36.9 million and $47.6 million for the nine months ended September 30, 2024 and 2023, respectively, and had negative cash flows from operations of $27.1 million and $18.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had aggregate unrestricted cash and cash equivalents, of $4.7 million and $16.4 million and net working capital of $7.5 million and $17.2 million, respectively.
On October 24, 2024, the Company closed a private investment in public equity transaction (“PIPE”) pursuant to a Securities Purchase Agreement (“PIPE Purchase Agreement”) dated October 22, 2024, for the purchase of $5.35 million of Class A common stock at $2.70 per share with three investors: (i) an affiliate of a PSQH board member, (ii), a party related to a PSQH board member and executive officer, and (ii) an unaffiliated accredited investor (the “Purchasers”) (see Note 17 for additional information).

Our Board of Directors and executive team have outlined a plan to improve the Company’s cash position which involves a variety of cash management initiatives. These initiatives include reduction and reallocation of resources to more profitable segments of the business and reducing corporate operating expenses. The reduction of resources included a staff reduction of 35% performed in October 2024, which resulted in expected future savings of $11.0 million, along with terminating or reducing contractor and consulting agreements. Additionally, the plan considers further options such as completing a capital raise, entering into a revolving line of credit agreement, and refining inventory purchase timing which will reduce excess stock levels.
We believe that, as a result of these initiatives, along with our existing cash and cash equivalents and the cash flow from the Brands and Financial Technology segments, the Company will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.
Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, we may need to raise additional financing. While there can be no assurances, the Company may need to pursue issuances of additional equity raises and debt rounds of financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to the Company or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

	For the nine months ended September 30,
	2024	2023	Variance
Net cash used in operating activities	$(27,127,434)	$(18,412,328)	$(8,715,106)
Net cash used in investing activities	$(949,390)	$(1,866,087)	$916,697
Net cash provided by financing activities	$17,306,560	$43,203,919	$(25,897,359)
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $27.1 million compared to $18.4 million used in operating activities during the nine months ended September 30, 2023. The increase in cash used in operating activities was due to an overall increase in operating expenses, resulting in an increased operating loss of $17.9 million. This was partially offset by an increase in non-cash expenses for share based compensation and change in fair value warrant liabilities of $14.8 million and $15.3 million, respectively. Also offsetting this was a decrease in cash provided by operating assets and liabilities of $5.8 million.
Net Cash Used in Investing Activities
Net cash used by investing activities for the nine months ended September 30, 2024 was $0.9 million as compared to $1.9 million the nine months ended September 30, 2023. Cash used by investing activities for the nine months ended September 30, 2024 primarily related to $2.8 million of software development costs offset by $1.7 million net loans held for investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $17.3 million as compared to $43.2 million for the nine months ended September 30, 2023. Cash provided by financing activities for the nine months ended September 30, 2024 primarily related to proceeds from the issuance of the convertible note payable of $20.0 million offset by repayments on the line of credit of $2.2 million, compared to $22.5 million of proceeds received for convertible notes payable, $18.1 million of proceeds from the reverse recapitalization, and $2.6 million of proceeds from the issuance of common stock for the nine months ended September 30, 2023.

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
The following table provides a reconciliation of net loss to adjusted EBITDA to net loss for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(13,137,549)	$(20,238,664)	$(36,949,626)	$(47,647,611)
Excluding:
Interest expense, net	756,760	46,690	1,434,241	210,545
Income tax (benefit) expense	(12,437)	(262)	1,181	1,527
Change in fair value of convertible promissory notes	—	—	—	14,571,109
Change in fair value of earn-out liabilities	(170,000)	(450,000)	(510,000)	(450,000)
Change in fair value of warrant liabilities	(2,175,000)	7,783,000	(7,497,500)	7,783,000
Other expense (income), net	45,683	(119,957)	(110,295)	(173,644)
Depreciation and amortization	975,090	759,745	2,202,561	2,004,319
Share-based compensation (exclusive of what is shown above in transaction costs)	5,796,823	1,185,089	15,967,598	1,185,089
Transaction costs incurred in connection with acquisitions	—	3,309,597	2,295,502	7,048,177
Corporate operating expenses	3,503,643	3,774,266	11,937,517	8,230,417
Adjusted EBITDA	$(4,416,987)	$(3,950,496)	$(11,228,821)	$(7,237,072)

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
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our Unaudited Condensed Consolidated Financial Statements for the three-month and nine-month period ended September 30, 2024 included elsewhere in this report. Our critical accounting policies are described below.
Revenue Recognition
[1]Marketplace Revenues
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

[2]Brand Revenues
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
[3]Financial Technology Revenues
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
ASC 350, Intangibles—Goodwill and Other (“ASC 350”) requires goodwill to be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company elects to perform an annual impairment test of goodwill as of December 31 of each year. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed.
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
Capitalized Software
The Company capitalizes costs related to the development of its internal accounting software and certain projects for internal use in accordance with ASC 350-40, Internal-Use Software ("ASC 350-40"). The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date, due to the material weakness in our internal control over financial reporting, including controls surrounding the preparation of the unaudited condensed consolidated statement of cash flows. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications, and onboarding of additional staff with the requisite experience and training to supplement existing accounting professionals.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, the Company had onboarded additional staff with requisite experience as accounting professionals, as well as identified and retained third-party professionals with whom to consult regarding complex accounting applications. Management believes these actions will enhance our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Except as noted above, and in the preceding two sentences, there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
Refer Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

Exhibit	Description
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2023)
4.1	Form of Private Placement 9.75% Convertible Note (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 14, 2024).
10.1
Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated July 1, 2024, by and among Credova SPV I, LLC, PFM Credit Recovery Fund I, LLC and OHPC LP (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 8, 2024).

10.2	Form of Amendment to Lock-Up Agreement, dated as of July 23, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto.
10.3
Note Purchase Agreement, dated as of August 13, 2024, by and between PSQ Holdings, Inc. and Fountain Ripple V, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2024).

10.4
Private Placement Registration Rights Agreement, by and between PSQ Holdings, Inc. and Fountain Ripple V, LLC (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2024).

10.5
Private Placement Note Purchaser Lock-Up Agreement, by and between PSQ Holdings, Inc. and Fountain Ripple V, LLC (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2024).

10.6	Form of Securities Purchase Agreement, dated as of October 22, 2024, by and among the Company and the Purchasers signed thereto.
10.7	Form of Registration Rights Agreement, dated as of October 22, 2024, by and among the Company and the Purchasers signed thereto.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*Filed herewith.
**Furnished herewith.
†Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Registration S-K. The Company hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ Holdings, Inc.

Date: November 12, 2024		/s/ Michael Seifert
	Name:	Michael Seifert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024		/s/ Bradley Searle
	Name:	Bradley Searle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)