Form 10-K
period 2024-12-31
PSQ Holdings, Inc.
filed 2025-03-13
CIK 1847064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-40457
PSQ Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2062844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1501 Belvedere Rd, Suite 500 West Palm Beach, Florida	33406
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $106.2 million based on the closing price per share of the registrant’s Class A common stock, on June 28, 2024, as reported by the New York Stock Exchange. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 11, 2025, there were 39,700,680 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and 3,213,678 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement (the "Proxy Statement") with respect to the registrant’s 2025 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ii

PART I
Item 1. Business
Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “PSQ,” “PSQH,” “PublicSquare,” “we,” “us,” the “registrant” or the “Company” refer to PSQ Holdings, Inc. and its subsidiaries (as applicable).
On February 23, 2023, PublicSquare completed a stock-for-stock transaction to purchase 100% of the outstanding shares of EveryLife, Inc. (“EveryLife”), a Delaware corporation, in exchange for 1,071,229 shares of common stock, par value $0.001 per share, of Private PSQ.
On July 19, 2023 (the “Closing Date”), we consummated the transactions contemplated by that Agreement and Plan of Merger, dated as of February 27, 2023 (the “Merger Agreement”), each by and among PublicSq. Inc. (f/k/a PSQ Holdings, Inc.), a Delaware corporation (“Private PSQ”), Colombier Acquisition Corp., a Delaware corporation (“Colombier”), Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Colombier (“Merger Sub”), and Colombier Sponsor, LLC (the “Colombier Sponsor”), a Delaware limited liability company, in its capacity as purchaser representative, for the purposes set forth in the Merger Agreement, which, among other things, provided for the merger of Private PSQ into Merger Sub with Private PSQ surviving the merger as a wholly owned subsidiary of Colombier (the “Business Combination”). At the closing of the Business Combination (the “Closing”), Colombier changed its name to “PSQ Holdings, Inc.”
On March 13, 2024, we entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Credova Merger Sub”), Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement. Pursuant to the Credova Merger Agreement, on March 13, 2024, the transactions which are the subject of the Credova Merger Agreement were consummated (the “Credova Closing”) and Credova Merger Sub merged with and into Credova (the “Merger”), with Credova surviving as a wholly-owned subsidiary of PublicSquare. In connection with the Merger, each share of Credova was converted into the right to receive newly-issued shares of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), delivered to the Credova stockholders at the Credova Closing (“Credova Stockholders”). As consideration for the Merger, Credova stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. Assuming they are not subject to indemnity claims, the Escrow Shares remaining in escrow upon the 12-month anniversary of the Credova Closing will be released and distributed pro rata to the former stockholders of Credova.
Our Business
PublicSquare is a technology-enabled Marketplace & Payments ecosystem that serves an audience of consumers and merchants who value life, family, and liberty. PublicSquare operates under three segments: Marketplace, Brands, and Financial Technology. The primary mission of the Marketplace segment is to help consumers put purpose behind their purchases by shopping with thousands of small businesses that prioritize quality products and services and traditional American values. PublicSquare leverages data and insights from the Marketplace to assess its customers’ and merchants' needs and provide a suite of wholly-owned Financial Technology services and wholly-owned direct-to-consumer ("D2C") products. The Brands segment includes EveryLife, a premium D2C life-affirming baby products company. The Financial Technology ("FinTech") segment comprises Credova, a "Buy Now Pay Later" company focused on the outdoors & shooting sports industry, and PSQ Payments, a "cancel-proof" payments processing company.
Our Values
We are passionate about our mission and that passion guides everything we do. We are driven to transform the United States, for the better, through the power of commerce. We as a company embrace and promote five core values that differentiate us greatly from our competitors. These five values are:
•We are united in our commitment to freedom and truth — that’s what makes us Americans.
•We will always protect the family unit and celebrate the sanctity of every life.
•We believe small businesses and the communities who support them are the backbone of our economy.

•We believe in the greatness of this Nation and will always fight to defend it.
•Our Constitution is non-negotiable — government isn’t the source of our rights, so it can’t take them away.
These five core values are the foundation of our Company’s vision, which connects the consumers and merchants who use our services to promote their voice through their purchasing power, or "vote with their wallets."

Our Business Model
The Company's operations comprise three operating segments: Marketplace, Brands, and Financial Technology, summaries of which are below.
Marketplace
The PSQ Marketplace (the "Platform") is our primary customer and merchant acquisition tool. The Platform is free to use for shoppers, who can utilize the Platform to search and shop from quality American small businesses, both locally and across the country. These values-aligned businesses include e-commerce merchants, restaurants, banks, and other service providers. The Merchants on our platform can list their businesses at no cost, are charged transaction fees when shoppers purchase their products through our Marketplace, and can choose to conduct paid advertising on the platform to increase their exposure to our customers.
The PSQ platform can be accessed through two primary means:
•Mobile application — Available for both iOS and Android-based devices.
•Web — Via web browser at PublicSquare.com.
Business owners from a wide variety of industries, offering a myriad of products and services, can host their business listing on the Platform directory at no cost. Shoppers using the Platform can then find and patronize these small businesses. Shoppers are able to review our mission and values on the Platform. By accepting our terms and conditions, businesses confirm that they have reviewed our core values and that they will respect them in their operations. Requiring confirmation helps ensure mutual trust and shopper satisfaction.
For shoppers, our user-friendly app provides different tabs where they can find both local and online businesses. The Platform groups products and services into categories including but not limited to: personal care, food, baby & kids, apparel, and sports. Each business listing provides information about the business, such as its location, a description of services and/or products provided, and, in many cases, contact information and an exclusive promo code, if applicable. Shoppers are able to purchase products, bookmark favorite businesses, and share business listings. A link to each business’ website, when available, is also provided if the business is not integrated with e-commerce.
Our Platform has a number of material differentiators that customers are drawn to, including but not limited to: our focus on providing shoppers options to purchase locally-sourced foods, Made in the USA goods, quality products from small businesses you won't find on Amazon or any other major retailer, and health-conscious, non-toxic products.
Revenues
E-Commerce Commissions — E-commerce capabilities launched on the Platform in November 2023, providing multi-merchant cart and checkout capabilities to the PSQ Platform community. The Platform allows shoppers to purchase products provided by commerce-integrated businesses directly on the Platform, from which we collect transaction fees, ranging on average from 8% - 15% of the sale price, depending on the industry.
Advertising Revenue — We migrated our existing advertising products onto a newly launched Cost per Mille ("CPM") advertising product on the Platform in July 2024. This new Product allows our business owners to deliver more effective ads to consumers within a budget of their choosing, provides greater retention of advertisers, and has allowed us to expand the amount of businesses we work with per category through the fine-tuned expansion of inventory. We also sell advertising placements within our shopper-focused emails to our business owner base at various price points, depending on the merchant's desired exposure.
Competition
We compete with, among other businesses, traditional multi-vendor marketplaces like Amazon or Etsy, business directories like Yelp, and online household essentials sites like Melaleuca or Thrive Market, as well as a few smaller competitors who also position themselves as values-based platforms.

Marketing Strategy
To date, a majority of our Platform marketing and advertising activity has focused on our Ambassador Program, earned media exposure, social media exposure, organic growth, and guerrilla marketing (creating viral videos to capitalize on current events, engaging with content creators through superchats, press campaigns to support local businesses, and culturally relevant product drops). To a lesser extent, we also have prioritized digital advertising on platforms such as Rumble and Meta, and advertising on shows such as Allie Stuckey’s “Relatable”, The “Charlie Kirk Show”, Steve Bannon’s “War Room”, and others.
Product & Service Development
Since our inception, we have focused on continuous improvement of the Platform and user experience, with our product and engineering teams focused on efficiency and speed of service for both shopper and business owner. Using proprietary technology, we surface relevant businesses and their products, driving discovery for our shopper base. We also are beginning to leverage Artificial Intelligence in the search and discovery process, which will enhance personalization and efficacy in the merchandising search results.
Team
The team is composed of experts with decades of experience at companies like Target, Amazon, Best Buy, and Yelp, building out the Platform and supporting services to support the needs of our shoppers and small businesses.
Brands
EveryLife is a direct-to-consumer baby care company founded in 2023 with a mission to provide premium products for every miraculous life. EveryLife believes that every baby is a gift from God and deserves love, protection, and celebration. EveryLife is committed to its core values, ensuring excellence in product quality, and demonstrating generosity by donating diapers and wipes to moms in need (via its unique "Buy For a Cause" program). This commitment has quickly set EveryLife apart, elevating both its brand and products. Since its launch in July 2023, EveryLife has been delivering premium, high-performing, price-accessible products that align with the pro-life and pro-family values of its consumers.
Products and Services
•Diapers: EveryLife’s diapers use high-performance flow channel technology for faster absorption and 12-hour leak protection. EveryLife diapers are carefully made to limit and eliminate harsh ingredients to help protect a baby’s developing brain and body. EveryLife’s diapers are made without fragrances, dyes, lotions, latex, parabens, phthalates, or elemental chlorine.
•Wipes: EveryLife’s baby wipes are made with 99% purified water and with only five clean ingredients. EveryLife baby wipes are made without alcohol, fragrance, phthalates, parabens, dyes, lotions, or PEG ingredients.
•Training Pants: EveryLife's high-performing training pants are made from clean, premium materials — without fragrances, dyes, lotions, parabens, or phthalates. With flow channel technology for faster absorption, EveryLife's training pants offer a 360-degree stretchy waistband, a quick dry top sheet, easy tear-away sides, and 12-hour leak protection.
•Soaps and Lotions: EveryLife’s Shampoo & Baby Wash is tear-free, dermatologist-tested and safe for sensitive skin. EveryLife’s Face & Body Baby Lotion, also dermatologist-tested and safe for sensitive skin, leaves the skin perfectly moisturized. Both products are available in scented (lavender) and unscented, and are free from synthetic fragrances, dyes, parabens, and phthalates.
With EveryLife’s auto-renew service, parents can receive premium products delivered to their doorstep every month. Via a simple text, parents can edit, pause, or cancel their orders at any time, providing the ultimate experience of convenience.
Revenues
EveryLife earns revenues through five main channels:
1.The one-time purchase of diapers, wipes, soaps, lotions, training pants, apparel, gift cards, or new baby gift boxes.

2.The recurring subscription purchase of diapers, wipes, soaps, lotions, training pants, or "bundles" of multiple products.
3."Buy For a Cause" program. Customers have the option to purchase diaper and wipe bundles (six packs of diapers, four packs of wipes). These bundles are then donated to one of EveryLife's non-profit, church, or pregnancy resource center partners who, in turn, give the essentials to parents in need due to economic challenges, natural disasters, domestic issues, etc.
4."Corporate Program". Companies have the option to purchase EveryLife's diapers and wipes in bulk and then gift them to their employees who are expecting or adopting a child. Companies like Hobby Lobby, with 57,000 employees, find this to be a great extra benefit for their employees, further positioning their company as a truly "pro-family" enterprise.
5.The "Bulk Sales Program." Non-profit organizations, churches, and pregnancy resource centers have the option to purchase diapers, wipes and training pants in full pallet quantities for a discounted price.
Customers and Markets
EveryLife’s core demographic is married mothers in their late twenties to late thirties, often navigating parenthood with multiple children. These moms are passionate about supporting brands that align with their family values. With growing discontent over baby brands backing abortion and progressive causes, EveryLife emerges as a solution, filling a significant market gap.
More than just baby care, EveryLife offers high-performing products for moms seeking premium brands that reflect their values. As part of a pro-family economy, EveryLife—alongside its parent company, Public Square—plays a vital role in helping parents shape a distinctive marketplace that upholds life-affirming values. Many of EveryLife's customers are also people of faith, and through EveryLife’s "Buy For a Cause" partnerships with hundreds of churches and faith-based nonprofits, they can "Honor God with their wealth" (Proverbs 3:9) while making a meaningful impact.
Competition
EveryLife competes with key players in the premium baby goods space, including direct-to-consumer brands like Coterie, The Honest Company, Hello Bello, and Healthy Baby, to attract, engage, and retain customers. While these brands vie for the top spot in quality among American parents, EveryLife stands apart with its unwavering commitment to pro-life values and the tangible ways it upholds them. Unlike many competitors, EveryLife leads with these values, making it a distinctive choice for consumers who prioritize them in their purchasing decisions. Customers often express that they "come to EveryLife for the values and stay for the quality" — a testament to the brand’s powerful differentiator and competitive advantage.
As competitors expand their offerings beyond diapers and wipes, EveryLife recognizes the importance of providing a broader range of baby essentials while increasing customer lifetime value through new product launches like soaps, lotions, and training pants. By continually introducing high-quality products for the entire family, EveryLife ensures that parents who share its values can find everything they need under one trusted brand.
This strategic expansion not only meets the diverse needs of parents but also strengthens EveryLife’s competitive standing in the baby and family care industries. By offering both premium quality and a values-driven mission, EveryLife deepens its connection with consumers who seek more than just products—they seek a brand that aligns with their beliefs in caring for their little ones.
Marketing Strategy
EveryLife’s marketing strategy centers around delivering premium-quality products while emphasizing values-aligned messaging to attract and engage new customers. By providing the best for every baby, the company communicates its mission to protect and celebrate life, offering parents a brand that upholds both exceptional standards and meaningful values. This message is disseminated through various channels, including social media, the PSQ Platform, PublicSquare's and EveryLife's email lists, field marketing, influencer marketing, and digital advertising.

A unique marketing differentiator for EveryLife is its grassroots ambassador program. As of February 28, 2025, EveryLife has successfully enlisted over 1,300 moms across the United States who are dedicated to spreading the brand's mission within their communities, local churches, and pregnancy resource centers. EveryLife ambassadors receive a commission when someone purchases EveryLife products using their unique referral code. To date, EveryLife has had a great deal of success by leveraging its strong relationships with ambassadors.
Manufacturers/Supply Chain & Operations/Third Party Logistics
EveryLife takes pride in managing a North American-based supply chain, working closely with highly qualified third-party manufacturing and logistics partners to produce and distribute its premium products. EveryLife partners with manufacturers who share its commitment to quality, sustainability, and innovation, adhering to Current Good Manufacturing Practices (cGMPs). To ensure excellence, EveryLife conducts rigorous quality audits, requiring its partners to uphold strict standards in controlled documentation, safety protocols, and laboratory controls. With manufacturing partners strategically located across North America, EveryLife’s operations team carefully oversees these relationships and processes to maintain seamless production and delivery.

EveryLife’s distribution network includes multiple warehouses across the United States, all equipped with D2C fulfillment capabilities and value-added services. These fulfillment centers, operated by third-party logistics ("3PL") providers, allow EveryLife to efficiently manage inventory by forecasting demand, analyzing product sell-through, and collaborating with manufacturers to ensure sufficient supply for both current and future needs.
Product & Service Development
EveryLife is expanding beyond diapers and wipes, thoughtfully broadening its product line to meet the evolving needs of families. The first additions—scented and unscented soaps and lotions—were carefully formulated to be gentle, clean, and proudly made in the USA. These products elevate the baby care experience, offering parents trusted essentials for their little ones.
Recognizing the journey beyond diapers, EveryLife introduced training pants, providing a natural transition for parents navigating the potty-training stage. This not only supports families but also strengthens customer loyalty by offering a "next step" solution. Looking ahead, EveryLife is set to expand into feminine care and other mother-centric products, reinforcing its mission to serve women and families with high-quality essentials they can trust.
This expansion is part of a broader vision to position EveryLife as more than a diaper brand—it’s growing into a comprehensive baby and family care company. By identifying emerging trends and customer needs, EveryLife is committed to introducing innovative, values-driven products that resonate with families and stand the test of time.
Team
At the heart of EveryLife is a dedicated team, led by its passionate President and supported by a talented staff of ten. Spanning finance, operations, marketing, creative, customer support, and strategic partnerships, each team member plays a crucial role in driving the company forward. Together, they work to bring EveryLife’s mission to life, ensuring that families have access to premium, values-aligned products.
As a wholly-owned subsidiary of PublicSquare, EveryLife operates within a powerful partnership, working to advance the vision of a parallel economy. This collaboration allows EveryLife to leverage PublicSquare’s strengths and resources, amplifying its impact and reach.
United by a shared passion for family values, the EveryLife team is dedicated to building a brand that resonates with like-minded parents. Their collective effort solidifies EveryLife’s place as a leader in the baby care industry, while also contributing to a broader movement that empowers families to make purposeful, values-driven purchasing decisions.

Financial Technology
Financial Technology includes both Credova and PSQPayments LLC ("PSQ Payments"). Credova assists consumers, lenders, and retailers in offering point-of-sale financing products. Credova has developed and maintains an internet-based proprietary retail finance platform (the "Credova Platform") and related application programming interfaces ("APIs") through which Credova, certain Federal Deposit Insurance Corporation (“FDIC”) and National Credit Union Administration (“NCUA”) insured financial institutions, other insured financial institutions authorized by Credova (each a "Financing Partner"), and merchants can dynamically offer certain financing products. PSQ Payments was launched on October 28, 2024 and is a payment stack consisting of a framework of technological components and services the Company's customers can utilize to manage their payment processes.
Our intellectual property includes trademarks, copyrights and trade secrets. In addition, the Credova Platform is powered by proprietary technology and certain open-source software. We rely on, and expect to continue to rely on, a combination of development, assignment, and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, and trade secret laws, to protect our brands, proprietary technology, and other intellectual property rights.
Products and Services
Our FinTech division operates a proprietary credit platform for the purpose of facilitating loans, installments and leases to customers of retail stores and merchants as an alternative to traditional financing. Credova has developed and maintains a point-of-sale financing platform providing buy now pay later solutions to merchants operating both brick and mortar retail locations, as well as through an integrated API and e-commerce plugin solutions. Through the platform and integrated API solution, merchants using Credova solutions are able to offer their consumers a network of financing solutions for their purchases, allowing them to select from a variety of financing options during the purchase process. The FinTech segment has also developed a proprietary gateway. This gateway is used to onboard and support merchant onboarding for payment processing as well as to support the merchant experience.
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
PSQ Payments provides products and services that enable a payment processing solution for its Merchant customers across their e-commerce landscape. It has developed a merchant gateway that securely collects data, including merchant data, in a secure tokenized vault and seamlessly integrates with a processor to enable merchants to successfully complete consumer payments. PSQ Payments has also built a merchant portal with dashboards displaying transaction data for merchants to use in connection with the services. Additionally, PSQ Payments has developed integrations with many of the most popular SaaS platforms, including Magento, WooCommerce, and more. Finally, PSQ Payments has created an onboarding and underwriting flow to assist and facilitate merchant approvals with processors.
Credova's offerings include:
•Merchant-originated products
•Bank Partner-originated closed-end installment loans
•Credova-originated loan products
•Zero-interest installment products ("Pay-in-4")
PSQ Payment's offerings include:
•Merchant Gateway
•Merchant support platform

Customers and Markets
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
The need for payments processing services is ubiquitous—merchants need a way to securely accept payments from consumers in order to confidently complete transactions. Regardless of industry, merchants and consumers expect seamless, mobile-friendly, and secure transactions when booking trips, purchasing gear, or subscribing to memberships. Many traditional payment processors categorize certain industries—including shooting sports and firearms retailers—as high risk, leading to higher fees, stricter underwriting, and frequent account terminations. Businesses in sectors like hunting, fishing, firearms, and adventure tourism often turn to specialized payment processors that offer tailored solutions, including chargeback protection, risk assessment tools, and compliance support. As digital payments become more prevalent in these markets, providers must balance fraud prevention with customer convenience while navigating complex legal and financial landscapes.
Competition
Both financial services lines of business operate in complex and fast-paced environments with competition from numerous competitors. Credova competes with numerous buy now pay later services including Affirm, Sezzle, Klarna, and others to attract merchant partners and consumers to use our services. PSQ Payments competes with payments processors offering services to merchants, including Stripe, Elavon, PayPal, and Fortis, to name a few. We compete with all of these companies to attract, engage, and retain merchants and consumers interested in our products and services. While the products and services offered by Credova and PSQ Payments are similar to our competitors, our experience in traditionally underserved markets with complex regulatory regimes are what set us apart. Credova, for example, has traditionally assisted merchants seeking to offer financing options to consumers in connection with the purchase and lease of firearms. PSQ Payments benefits from and leverages the long-standing relationships and trust Credova has built with merchants in an effort to cross-sell a unique value proposition for merchants.
Marketing Strategy
PSQ Payments leverages existing merchant relationships through the PublicSquare Marketplace and Credova.com to fuel low-cost customer acquisition. Marketplace & Credova have acquired the merchants already and earned their trust, which makes the effort of selling and onboarding them on the PSQ Payments platform drastically simpler than in a traditional cycle, and serves as one of our key differentiators. Credova operates Credova.com, which provides information to potential retailer partners about the benefits of partnering with Credova. In addition, Credova looks for retail partners by utilizing an in-house sales team, referrals, and online marketing. Credova provides merchants with compliant advertising and other marketing content that will advertise the retailer’s products and the financing solutions facilitated by Credova. These campaigns include email, web banners, and display ads.
Product & Service Development
Credova's current product mix has been developed over the last several years by completing various market analyses and an ongoing monitoring of our existing credit portfolio's performance. These analyses have provided valuable insights related to what products we should be developing, how we should approach the product structure and any possible program adjustments and the necessary unit economics to maintain certain profit margins. Credova not only believes in providing financial products to a wide variety of consumers across the credit spectrum and in turn, increasing financial inclusivity, but also in offering a platform that allows for consumers to select between multiple products and lenders all through a singular credit application. Each consumer's financial position varies and Credova has developed its product mix to allow for choice and flexibility, all while accounting for advanced know your customer identification, anti-fraud measures, consumer ID validation and ensuring affordability through risk management.
PSQ Payments' products and services have been the product of rapid development by individuals with significant experience in the payments processing space. By leveraging the knowledge, experience, and industry relationships of these individuals, PSQ Payments has been able to create an independent gateway and vault, as well as relationships with processors comfortable with merchants in traditionally high risk business verticals. This combination allows PSQ Payments to offer a unique solution for merchants looking for a values aligned solution to their payments processing needs.

Team
Our FinTech segment is composed of individuals divided into two areas of focus: financing and payments. On each team, we have product, engineering, support, and compliance expertise represented. Our FinTech segment is led by, and staffed with, skilled experts with years, and in many cases, decades, of expertise in the financial technology industry, at companies like Klarna, Basis Theory, and Alliance Data, among others.
Our Competitive Strengths
We believe that the collective expertise of our team, our vision and the strength of the platform we are building, taken together with the following competitive strengths, will allow us to successfully build our business and capitalize on our large market opportunity. We believe we are the only patriotic marketplace that is operating at scale and launching wholly owned subsidiaries that fill the gaps for our consumers and business owners.
•First Mover Advantage:
◦We view PublicSquare as the first business, at scale, to address the concerns and needs of our target consumers and business owners through a suite of products and services focused on serving patriotic Americans who have been ignored and unaddressed for far too long. We have observed that many consumers are increasingly disenchanted with large corporations that have embraced non-traditional, progressive ideas and policies and would prefer to re-allocate more of their dollars to businesses that do not stand in opposition to their views and values. This is the solution that the PSQ Platform and EveryLife provide. At the same time, businesses that also share these traditional American values are seeking to attract new customers through channels other than Amazon, while operating with financial technology that is "cancel-proof". We “sing a different tune” than many other major marketplace and payments companies in the United States and we believe this differentiation will work to our advantage.
•Differentiated Financial Technology Offerings:
◦Our Financial Technology offerings, financing and payments, equip merchants with a comprehensive, secure, and values-aligned checkout solution. Unlike many competitors that have excluded key industries based on ideological grounds, we proudly support businesses in the firearms industry, faith-based communities, free-speech platforms, and other underserved sectors. Our "cancel-proof" technology prioritizes privacy and reliability, ensuring merchants can operate without fear of de-platforming.
◦Additionally, we are the only FinTech company offering an integrated financing and payments solution. This streamlined approach eliminates the need for merchants to manage multiple vendors for their checkout infrastructure, simplifying operations and reducing costs. By combining financing and payments into a single platform, we unlock a powerful flywheel effect: financing conversion drives incremental growth for our merchants by increasing order values and customer purchase frequency. This growth, in turn, generates financing-driven margins for Credova, allowing us to strategically reduce rates across both payments and financing products. This synergistic model improves the experience and cost structure for all stakeholders—merchants benefit from lower overall payment costs, consumers gain flexible financing options, and PublicSquare enhances the value of its marketplace by providing a seamless, growth-oriented checkout experience.
•Our Economic Flywheel:
◦The PSQ Platform generates customers and business owners that can benefit from our wholly-owned D2C products and Financial Technology services. This makes for an environment where the FinTech and Brands segments can achieve customer acquisition costs dramatically lower than our competitors.
•Value Proposition for Consumers:
◦We provide consumers with options to purchase from thousands of third party, unique small businesses that prioritize a value for life, family, and freedom through the PSQ Platform, we provide financing options to make the products in our ecosystem, especially firearms and ammunition, more accessible through Credova, and we aim to serve this large unaddressed market with our high-quality Platform of values-aligned products and businesses, along with our wholly owned subsidiaries, such as EveryLife.

•Value Proposition for Business Owners:
◦By connecting business owners with a suite of business solutions, including advertising, financing, and payment solutions, we are able to fill a gap in the market that we believe has been purposefully ignored by our larger competitors. We are uniquely situated to provide this connection and bond that can help support small- and medium-sized American businesses sharing traditional values.
•Mutually Reinforcing Business Model:
◦The Platform serves as an ecosystem designed to connect patriotic consumers with values-aligned business owners to create trust-driven transactions between consumers and businesses. We, in turn, utilize data from the Platform to identify the needs of our users and businesses which we can fill through launching or acquiring wholly owned subsidiaries that provide solutions. Additionally, we can serve these business owners with financing and payment solutions under the FinTech segment. The more we are able to provide high quality products and services to our users and business owners, the more the reach of the entire PublicSquare ecosystem can grow.
Our Growth Strategy
We are currently focusing on the following areas to drive our growth:
•Signing and Onboarding New Merchants onto PSQ Payments — A major focus is introducing PSQ Payments to more merchants, first in the outdoor shooting sports industry, then to our PublicSquare Marketplace business owner community, then to other similar merchants in industries where we have gained great traction and trust thus far (the Christian community, values-aligned non-profits, large corporations that are seeking combined processing and BNPL capabilities at checkout, etc.)
•Utilizing Cash to Expand Balance Sheet Through Consumer Loans and Leases — PublicSquare is strategically deploying cash resources to grow our balance sheet by originating and holding consumer loans and leases through Credova. This initiative is designed to enhance our overall margin and revenue by capturing the full interest and fee income associated with these financial products, rather than relying heavily on forward flow purchase partners. By holding these assets on our balance sheet, we can optimize long-term profitability and establish a more predictable and recurring revenue stream.
•AI-Driven Underwriting Methodology — Since 2022, PublicSquare has been training and refining our AI underwriting methodology to ensure the highest quality credits are placed on the balance sheet. Our advanced AI algorithms analyze extensive datasets to identify and approve creditworthy borrowers, minimizing default rates and maximizing the performance of our consumer loan portfolio. This ongoing investment in AI technology positions us to adapt to changing market conditions with speed and accuracy, providing a competitive edge in consumer lending.
•Focus on Shorter-Duration, High-Velocity Consumer Paper — To mitigate time-based risk and optimize capital velocity, PublicSquare is prioritizing the acquisition and retention of shorter-duration consumer loans and leases. These high-turnover assets allow for more frequent reinvestment of capital, enabling us to quickly adapt to market dynamics while maintaining robust portfolio performance. This approach reduces our exposure to long-term credit risk and enhances liquidity, ensuring that our balance sheet remains both resilient and growth-oriented.
•Strategic Impact on Financial Performance — By leveraging Credova's extensive experience with consumer receivables and integrating advanced AI-driven underwriting with a focus on short-term consumer loans, PublicSquare is positioned to drive significant improvements in revenue and margin performance. Our strategic focus on balance sheet growth through high-quality consumer assets aligns with our long-term objective of sustainable and scalable financial success for the company and its shareholders.
•Expand Our Branded D2C Product Offerings — We introduced our first branded D2C products offered under our pro-family “EveryLifeTM” brand in 2023 and expect to expand and diversify our branded D2C offerings in areas where we believe there is significant existing market need or opportunity going forward. We believe additional product lines under the EveryLife Brand, as well as launching and acquiring new brands will enable us to fill gaps within consumer spending through our established primary customer acquisition channel.

•Increase Monetization on the Platform — We believe there are many avenues for sustained revenue growth that may be available to us in the future through the Platform and the network of connections that it allows us to establish and grow. We are currently focused on near-term goals in two main areas — scaling our digital advertising business and developing new revenue streams, such as a monthly subscription for e-commerce businesses as well as an affiliate offering for businesses who are not able to integrate into our commerce offering (service businesses, brick and mortar retail, etc.).
•Pursue Value-Enhancing Acquisitions — In order to fully capitalize on opportunities within our addressable market, as well as to further expand the Platform and offerings, we intend, over time, to pursue value-enhancing acquisitions as they become available in the future. In so doing, we intend to focus on like-minded business owners that respect our five core values, complement our values-aligned platform, and fulfill demand from our consumers and business partners.
We expect that our ongoing product investments will allow us to enable and capture potential new revenue from our goods and services provided.
•Other growth strategies:
◦Increase our marketing, sales, and business development initiatives to attract new customers and merchants to our three segments.
◦Continue to hire highly competent, hardworking, ethical executives and personnel based on merit, with a focus on the FinTech segment.
◦Utilize our proprietary data to provide high-quality products and services to our community of consumers and business owners.
◦Maintain low operating costs. We continue to focus on developing and implementing efficiencies to decrease the acquisition cost of consumers and merchants across our segments. Additionally, we expect that, as we scale operations, our staff will become more efficient in various aspects of operations and maintenance such that we can keep operating costs low.
Our Technology
Our investments in technology focus on four key areas: business solutions, cloud infrastructure, development principles, and FinTech platforms.
•Business Solutions — Our Content Management System ("CMS") is the foundation of our business toolset, powering our advertising products, content technology stack, and reporting capabilities. We leverage Sanity for structured content management and Kevel for dynamic ad serving, complemented by a proprietary management portal that fills critical gaps and enhances overall functionality. Designed for flexibility, our CMS includes advanced content targeting and delivery engines, ensuring a seamless experience for all our paying businesses.
•Cloud Infrastructure — We continually invest in the underlying technology that powers our platform and services. From the outset, our infrastructure was designed to be cloud-native, leveraging well-established design patterns for distributed systems that provide high scalability, flexibility, and reliability. We currently utilize a leading third-party cloud service provider to meet the evolving demands of our Platform and ensure seamless performance for our users.
•Development Principles — Execution, quality, velocity and autonomy are core pillars of our engineering culture. We follow agile development methodologies, employing continuous integration ("CI") and continuous deployment ("CD") to rapidly enhance our products and the platforms that support them. Data-driven decision-making is central to our development process—we analyze real-world usage data to refine, test, and iterate on our features, ensuring an optimized user experience and an informed product roadmap. Additionally, we design our products to be accessible and fully functional across both web and mobile environments.

•FinTech Platforms — Our FinTech division operates a proprietary credit platform designed to facilitate loans and leases for customers of retail stores and merchants, providing an alternative to traditional financing. Credova, our point-of-sale financing platform, enables merchants to offer various forms of financing, including buy now pay later (BNPL) solutions, whether in brick-and-mortar retail locations or through an integrated e-commerce API solution. Additionally, we recently launched PSQ Payments, which includes a proprietary token vault, payments gateway, and debit and credit card processing capabilities.
Through our platform and API, merchants can offer consumers access to a network of financing solutions, allowing them to select from a variety of payment options at checkout. Additionally, our FinTech segment has developed a proprietary payment gateway, streamlining merchant onboarding for payment processing while enhancing the overall merchant experience.
Intellectual Property
Our intellectual property includes trademarks, copyrights and trade secrets. In addition, the PSQ Platform and Credova Platform are powered by proprietary technology and certain open-source software. We rely on, and expect to continue to rely on, a combination of development, assignment, and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, and trade secret laws, to protect our brands, proprietary technology, and other intellectual property rights.
Employees
As a mission-driven technology company, we believe our employees are our most valuable resource. As of December 31, 2024, we had 85 full-time employees (including employees of wholly-owned subsidiaries), all of whom are based in the United States. We believe we have good relationships with our employees. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing, and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate key employees and directors through the granting of share-based compensation awards.
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

Government Regulation Related to Credova’s Business
Credova is subject to a range of state and federal laws and regulations concerning consumer finance that change periodically. These laws and regulations include, but are not limited to: state lending, licensing, and/or registration laws, consumer credit disclosure laws such as the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act (“FCRA”) and other laws concerning credit reports and credit reporting, the Equal Credit Opportunity Act (“ECOA”), the Electronic Fund Transfer Act (“EFTA”), a variety of anti-money laundering and anti-terrorism financing rules, the Telephone Consumer Protection Act (“TCPA”) and other laws concerning initiating phone calls or text messages, the Electronic Signatures in Global and National Commerce Act, debt collection laws, laws governing short-term consumer loans and general consumer protection laws, such as laws that prohibit unfair, deceptive, misleading or abusive acts or practices. There is also the potential that Credova may become subject to additional legal or regulatory requirements if its business operations, strategy or geographic reach expand in the future. These laws and regulations may also change in the future, and they may be applied to Credova and its products in a manner that Credova does not currently anticipate. While Credova has developed policies and procedures designed to assist in compliance with laws and regulations applicable to Credova’s business, no assurance is given that Credova’s compliance policies and procedures will be effective. Credova may not always have been, and may not always be, in compliance with these laws and regulations and such non-compliance could have a material adverse effect on Credova’s business, results of operations and financial condition.
New laws or regulations, or laws and regulations in new markets, could also require Credova to incur significant expenses and devote significant management attention to ensure compliance. In addition, Credova’s failure to comply with these new laws or regulations, or laws and regulations in new markets, may result in an investigation, litigation, and/or enforcement actions, the penalties for which could include: revocation of licenses, fines and other monetary penalties, civil and criminal liability, substantially reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans. Further, Credova may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair Credova’s ability to offer its existing or planned features, products, and services and/or increase Credova’s cost of doing business.
Credova has certain state lending licenses and other licenses, which subject Credova to supervisory oversight from these licensing authorities, including periodic examinations. Credova’s business is also generally subject to investigation by regulators and enforcement agencies, regardless of whether Credova has a license from such authorities. These regulators and enforcement agencies may receive complaints about us. Investigations or enforcement actions may be costly and time consuming. Enforcement actions by such regulators and enforcement agencies could lead to fines, penalties, consumer restitution, the cessation of Credova’s business activities in whole or in part, or the assertion of private claims and lawsuits against us. In the United States, these regulators and agencies at the state level include state licensing agencies, financial regulatory agencies, and state attorneys general. At the federal level in the United States, these regulators and agencies include the FTC, the CFPB, FinCEN, and OFAC, any or all of which could subject Credova to burdensome rules and regulations that could increase costs and use of Credova’s resources in order to satisfy Credova’s compliance obligations.
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
Credova’s merchants operate in a complex regulatory and legal environment that could negatively impact the demand for their products and expose the merchants to compliance and litigation risks, which could decrease transaction volume and ultimately affect Credova’s operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect Credova’s merchants include, but are not limited to:
•federal, state or local laws and regulations or executive orders that prohibit or limit the sale of certain items offered by Credova’s merchants, such as firearms, black powder firearms, ammunition, bows, knives and similar products;
•the Bureau of Alcohol, Tobacco, Firearms and Explosives, or the ATF, regulations, audit and regulatory policies that impact the process by which Credova’s merchants sell firearms and ammunition and similar policies of state agencies that have concurrent jurisdiction, such as the California Department of Justice;

•laws and regulations governing hunting and fishing;
•laws and regulations relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission, the Consumer Financial Protection Bureau, and similar state regulatory agencies;
•laws and regulations relating to the manner in which Credova’s merchants advertise, market or sell their products;
•U.S. customs laws and regulations pertaining to proper item classification, quotas and the payment of duties and tariffs; and
•Federal Trade Commission, or FTC, regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales.
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
Item 1A. Risk Factors
Investing in our Class A Common Stock involves risk. You should carefully consider the risks described below as well as all the other information in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our Class A Common Stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this Item 1A, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Class A Common Stock or public warrants and result in a loss of all or a portion of your investment:
•We may not continue to grow or maintain our base of consumers and business owners or advertisers and may not be able to achieve or maintain profitability.
•Our recent and rapid growth in platform participants may not be sustainable or indicative of future performance.
•The market for the Platform and services may not be as large as we believe it to be, presently or in the future.
•We have limited experience with respect to determining optimal prices and pricing structure for our products and services, which may impact our financial results.
•Our business faces significant competition, and if we are unable to compete effectively, our business and operating results could be materially and adversely affected.
•The anticipated expansion of our operations, including in areas not part of our current operations, subjects us to additional risks that can adversely affect our operating results.
•Our business depends on hiring, developing and retaining highly skilled and dedicated employees, and any failure to do so, could have a material adverse effect on our business.

•Consumer tastes and preferences change over time and from time to time, as may public perception of us, which could be adversely affected by any negative publicity or reputational effects attributable to us or any of our affiliates, which may impact our consumers' and business owners’ desire to utilize the Platform and materially affect our business and operating results.
•If we cannot maintain our company culture as we grow, our success, business and competitive position may be harmed.
•Our success depends on establishing and maintaining a strong brand and active engagement by businesses, consumers, and advertisers on the Platform, and any failure to establish and maintain a strong brand and consumer base, or adverse change in advertisers’ willingness to pay for advertising on the Platform, would adversely affect our future growth prospects.
•Our five core values may not always align with the interests of our business or our stockholders.
•Any failure by us to attract and onboard new merchants in the Financial Technology segment or any change in or loss of relationships with our existing partners could adversely affect our business and results of operations.
•If engagement by business owners or consumers on the Platform fails to increase or declines, we may not be able to maintain or expand our advertising revenue and our business and operating results will be harmed.
•Changes to our existing platform and services could fail to attract engagement with the Platform or fail to generate revenue.
•We may not be able to able to expand into or to compete successfully in one or more of the highly competitive business areas in which we anticipate expanding, including e-commerce and the Business-to-Business ("B2B") market, or recently expanded into, including the D2C market that we recently entered into with our launch of EveryLife in July 2023.
•We are subject to payments-related risks.
•Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.
•We may in the future make acquisitions, and such acquisitions could disrupt our operations, and may have an adverse effect on our operating results.
•We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.
•We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks.
•Management identified a material weakness in our internal control over financial reporting as of December 31, 2023 and as of December 31, 2024, this material weakness still exists. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
•If we fail to adequately protect our proprietary intellectual property (“IP”) rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.
•Our business depends on continued and unimpeded access to our directory information and services on the internet, which in turn relies on third-party telecommunications and internet service providers.
•We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain our executive officers and other key management and technical personnel.

•The consumer finance and buy now pay later (“BNPL”) industry has become subject to increased regulatory scrutiny, and Credova’s failure to manage Credova’s business to comply with new regulations would materially and adversely affect Credova’s business, results of operations and financial condition.
•Credova’s results depend on prominent presentation, integration, and support of its platform by its merchants.
•Current and future government regulations may negatively impact the demand for Credova’s merchants’ products and Credova’s operations and financial results.
•We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures.
•Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
•The consumer finance and BNPL industry is subject to various state and federal laws in the United States and federal law concerning consumer finance, and the costs to maintain compliance with such laws and regulations may be significant.
•Compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S., or industry practices may adversely affect our business.
•We are a “controlled company” within the meaning of NYSE listing standards and comply with reduced corporate governance standards as a result.
•Natural disasters, including and not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.
•We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
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
We have a very limited operating history, which makes it difficult to evaluate our business and prospects or forecast our future results. We are subject to the same risks and uncertainties frequently encountered by new companies in rapidly evolving markets. Our financial results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•market adoption of our products and services;
•our ability to maintain and grow the Platform offerings, traffic, and engagement;
•our ability to attract and retain consumers, business owners, and advertisers;
•the diversification and growth of our revenue sources beyond current sources, including our ability to successfully launch new products and realize revenues from increased e-commerce functionality on the Platform, including through consumer transactions executed in the Platform, and through the sale of our own D2C branded products;
•our ability to grow and generate revenue from our B2B offerings once launched;
•the development and introduction of new products, or services by us or our competitors;
•increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive, and increased expenses we have incurred and will continue to incur as a public company;
•legislation and regulation that forces us to change our content policies and practices (including those relating to our products, services and advertisements of our business owners);

•our ability to maintain and increase operating margins;
•system failures or breaches of security or privacy;
•competition in the markets in which we operate, and our ability to successfully compete; and
•negative publicity we may encounter as we seek to grow our values-focused business.
To date, we have not generated significant revenues or achieved profitability, and may never generate significant revenues or become profitable.
We have incurred net losses since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $57.7 million and $53.3 million for the years ended December 31, 2024 and 2023. We generated revenue of $23.2 million and $5.7 million for the years ended December 31, 2024 and 2023. Our expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to invest in the Platform, as well as a result of our becoming a public company. Our efforts to grow our business may be more costly than we expect and may not result in increased revenue or growth in our business. We may be required to make significant capital investments and incur recurring or new costs, and our investments may not generate sufficient returns and our results of operations, financial condition and liquidity may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis or at all. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur net losses in the future, which may be substantial, and we may never be able to achieve or maintain profitability. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop the Platform. We will also face increased compliance costs associated with growth, the expansion of our business and consumer base, and being a public company. Our efforts to grow our business may be more costly than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business may significantly decrease.
We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring platform consumers and businesses or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A Common Stock and private warrants, initially issued in the private placement consummated simultaneously with Colombier's initial public offering (the "Private Warrants"), to decline.
Inflationary pressures, particularly in the United States, could have a material adverse effect on our business, cash flows and results of operations. The U.S. economy is currently experiencing a bout of inflation, in part due to a collision of booming demand with constrained supply, forcing prices to rise. To combat inflation, the U.S. Federal Reserve as well as counterparts in other countries have made a series of aggressive interest rate hikes commencing in 2022 and extending into 2023 in an attempt to cool global economies. Inflation did not have a significant impact on our results of operations for the years ended December 31, 2024 and 2023. We do not anticipate a material increase in cost of sales – services and cost of goods sold for at least the remainder of 2025.

We may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.
Since our inception, we have financed our operations and capital expenditures primarily through equity investments and convertible notes. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In addition, inflation rates in the U.S. have been higher than in previous years, which may result in higher costs of capital and constrained credit and liquidity. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates could impact our ability to access the capital markets. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or achieve profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures and consumer demand.
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our Class A Common Stock and Private Warrants could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our equity holders, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•develop or enhance our products;
•to expand our sales and marketing and research and development organizations;
•acquire complementary technologies, products or businesses;
•expand operations in the United States or internationally;
•hire, train, and retain employees; or
•respond to competitive pressures or unanticipated working capital requirements.
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
We have experienced significant user and business growth participating on the Platform since our inception as Private PSQ in 2021. Our growth has placed and is expected to continue to place significant demands on our management, financial, operational, technological and other resources. The growth and expansion of our business depends on a number of factors, including our ability to:
•increase awareness of our brand and successfully compete with other companies that compete against us;
•launch new lines of products, services and functionality, including the ability to conduct e-commerce transactions in the Platform and our ability to expand our D2C product offerings;
•continue to innovate and introduce new offerings on the Platform;

•maintain and improve our technology platform supporting our app-based platform;
•identify and maintain key supplier and manufacturer relationships to support our D2C brands;
•maintain quality control over our product offerings; and
•expand the number of consumers, business owners, and advertisers using the Platform.
The growth and expansion of our business, including launching new offerings, products, services and functionality such as e-commerce and D2C product sales, has and will continue to place significant demands on our management, technology and operations teams and require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to expend substantial resources on:
•sales and marketing efforts to increase brand awareness, further engaging our existing and prospective consumers and businesses, and driving use of the Platform and sales of products and services through the Platform and supporting our D2C initiatives;
•product innovation, development and/or acquisition, distribution, marketing and sales efforts;
•technology platform maintenance to support sales of our products; and
•general administration, including increased finance, legal, compliance and accounting expenses associated with being a public company.
Our investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to successfully execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy the expectations of consumers or business owners or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of growth as an indication of our future performance or the rate of growth we may experience going forward or with respect to any new products or services we may introduce.
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
We will also be required to manage numerous relationships with various businesses, suppliers and vendors, service providers, ambassadors, influencers, and other third parties. Further growth of our operations, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be materially adversely affected.
We may not be successful in growing or maintaining the base of consumers and businesses that use the Platform.
In order to grow, we must attract, retain and engage our consumers, business owners, and advertisers on the Platform and maintain an active consumer base. Our consumers may not grow, and may decline which, in turn, may affect our continued ability to attract businesses and advertisers to the Platform.
If current and potential consumers of the Platform do not perceive their experience with the Platform to be useful, or consider the information, services and products that are offered through the Platform directory to be relevant to their personal taste and interests, we may not be able to attract new consumers, retain existing consumers, recover past consumers or maintain or increase the frequency and duration of consumers’ engagement.

Our target demographic market is American consumers who desire to purchase products and services from businesses that share their patriotic, pro-American values. We also may not be able to penetrate our target demographic market in a meaningful manner to grow our number of consumers. When signing up for the Platform, businesses are required to confirm that they respect our five core values. The number of consumers or businesses who are willing to make such a confirmation may be less than we expect, potentially limiting the demand for the Platform. Further, a large portion of consumers or business owners in the United States may not share our values. These factors may limit our ability to further increase our consumer base and attract advertisers. If we are unable to increase the base of consumers and businesses actively using the Platform, or if our business owners and advertisers do not believe the Platform provides them with sufficient value and utility, our business would be materially and adversely affected.
There are many other factors that could negatively affect business owner and advertiser growth, retention and engagement, including if:
•new competitors enter the market with business models similar to ours;
•competitors mimic our products or product features or create more engaging platforms or products, causing business owners to utilize their products instead of, or more frequently than, our products;
•we do not provide a compelling consumer experience because of the decisions we make regarding our products or the type and frequency of products, services and advertisements that we display on the Platform;
•the content (including products, services and advertisements of our businesses) is not relevant to consumers’ tastes or interests;
•search queries by consumers do not yield relevant results;
•third parties do not permit or continue to permit their content to be displayed on the Platform;
•consumers and business owners have difficulty or are blocked from installing, updating or otherwise accessing the Platform on mobile devices or web browsers;
•our adherence to our five core values results in business decisions that are not in our best financial interests;
•there are changes in the amount of time consumers spend across apps and platforms, including ours;
•consumers and business owners use or spend more time on other platforms that they feel are more relevant or engaging;
•we are unable to provide engaging and relevant content on the Platform;
•technical or other problems frustrate the consumer and business experience, particularly if those problems prevent us from delivering our services in a fast and reliable manner;
•we are unable to successfully educate consumers on how to utilize new products and product features that we introduce, such as e-commerce shopping features;
•unscrupulous manufacturers and suppliers attempt to counterfeit, pirate, sell, and gray market our authentic D2C product offerings, which would cause us to incur expenses to combat these attacks and could materially and adversely impact our business and harm our reputation;
•consumer spending levels decrease due to increased inflationary pressures;
•platform participants behave in ways that negatively affect public perception of the Platform;
•changes in laws and regulations adversely affect our business;
•we are unable to address consumer, business owner, and advertiser concerns regarding the content, privacy and security of the Platform;

•we are unable to combat spam, hostile, inappropriate, misleading, abusive or offensive content or usage of our products or services;
•consumers adopt new technologies that block our products or services or where our products or services may be displaced in favor of other products or services, or may not be featured or otherwise available;
•our reputation, or public perception of us or persons associated with us;
•third-party initiatives that may enable greater use of the Platform, including consumer discounts or rewards, are discontinued;
•merchants exist on the Platform that do not provide consumers with positive shopping experiences, for example, if products are not of the quality depicted on the platform or not readily available for purchase, are not priced competitively or for other reasons do are not in line with changing consumer preferences;
•there are macro level conditions that are beyond our control, such as national or regional economic or political conditions within the United States that affect our consumer base and that cause consumers to spend less time on the Platform; or
•Any failure to increase or any decrease in consumer growth, retention or engagement would render the Platform less attractive to consumer and business owners or advertisers, and would materially harm our business, revenue and financial results.
The market for the Platform and services may not be as large as we believe it to be.
We believe the market for our values-aligned platform is substantial, but it is still relatively new, and it is uncertain to what extent or how widespread market acceptance of the Platform will be or how long such acceptance, if achieved, may be sustained. Our success will depend on the willingness of people to widely adopt the PSQ Platform experience, values and the products and services that we offer through the Platform. If the public does not perceive our products and services sold through the Platform to be beneficial, or chooses not to adopt them as a result of concerns regarding privacy, accessibility, or for other reasons, including an unwillingness to confirm that they respect our five core values or as a result of negative incidents or experiences they encounter through the Platform, or instead opt to use alternatives to the Platform, then the market for the Platform may not continue to grow, may grow slower than we expect, or may not achieve the growth potential we expect, any of which could materially adversely affect our business, financial condition, and results of operations.
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
None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be very positive. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate select employees, executive officers and directors through the granting of share-based compensation awards and cash-based performance bonus awards. If these plans do not successfully incentivize our potential and current employees to join and stay with us, we may experience difficulties meeting the demands of our consumers and business partners, which could harm our business and operating results.

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
Our success depends on establishing and maintaining a strong brand and base of business owners and consumers of the Platform, and any failure to establish and maintain a strong brand or consumer base would adversely affect our future growth prospects.
Since our inception as Private PSQ in 2021, we have developed what we believe is a strong brand and base of business owners and consumers. Growing, maintaining, protecting and enhancing the “PublicSquare” brand is critical to expanding our base of businesses, consumers, and advertisers and increasing the frequency with which they use the Platform. We believe that sustaining a favorable reputation for our brand and platform will depend largely on our ability to maintain consumer trust in our solutions and in the quality and integrity of the directory content and other information found and products and services offered through the Platform. We believe that having our business owners confirm that they respect our five core values helps ensure platform mutual trust in order to protect our brand and drive consumer and business satisfaction and retention. In addition to having our business owners confirm our five core values, we verify and vet our businesses for quality and values-alignment by researching the businesses through search engines to assess their public reputation and conducting diligence calls with the businesses. If we do not successfully continue to grow and maintain a strong brand, our business would be adversely affected.
In addition, we have received and expect to continue to receive a high degree of media coverage, including social media coverage, around the world. If such media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding us (or if public perception of us becomes less favorable for any other reason, including shifts in consumer tastes or preferences or other factors, many of which are outside of our control), such coverage could damage our reputation in the industry and with current and potential businesses and consumers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected.
Negative publicity or media coverage about us or persons or businesses associated with us could adversely affect our reputation and our business, results of operations and future growth prospects.
We have in the past and may in the future receive a high degree of media coverage around the world. Negative publicity or other changes in public perceptions about our company, including our technology, values and ideologies, sales practices, personnel or customer service, or regarding any of our ambassadors and influencers or others who publicly support our business, could adversely affect the growth of our business, our reputation or demand for the Platform, and diminish confidence in and the use of products and services sold through the Platform. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our business owners, consumer base, and advertisers, and result in decreased revenue, all of which could adversely affect our business and financial results. In addition, any negative publicity could adversely affect the willingness of vendors, service providers and others to do business with us. Because of our industry and the growing use of social and digital media by consumers and third parties generally to disseminate and share information increases the speed and extent to which information, misinformation and opinions can be shared, negative publicity or other information affecting public perception of us, our brands or products on social or digital or other media could adversely affect, potentially swiftly and materially, our business, financial condition and results of operations.

The failure of our ambassadors, influencers or members of our senior management or Board of Directors (the "Board") to protect their reputation could have a material adverse effect on our business, reputation and image. Additionally, if any of our ambassadors, influencers or members of our senior management or Board develop a reputation that is misaligned with our five core values, it could have a material adverse effect on our business reputation and image.
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
To the extent that our ambassadors, influencers or members of our senior management or Board cease to be appealing to consumers, business owners, or advertisers or to our other business partners, or their reputation is adversely affected, the value of the brands they promote, and the sales of the related products produced by the promoted brands on the Platform, could be adversely affected and that adverse effect could be material. Damage to the reputations of our ambassadors, influencers or members of our senior management or Board could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to maintain or rebuild our reputation.
We have offered and intend to continue to offer incentives, including economic incentives, to influencers and ambassadors to join and promote the Platform, and these arrangements have involved and are expected to continue to involve fixed payment obligations or the issuances of equity that are not contingent on actual revenue or performance metrics generated by the applicable influencer, which may adversely impact our financial performance, results of operations and liquidity.
Our consumer and business owner base and advertiser growth are directly driven by the information and services available on the Platform. We have partnered with a number of influential individuals to promote the Platform as influencers and ambassadors, which has enabled our significant platform growth. Our goal is to attract even more influencers and ambassadors to the Platform, further accelerating the Platform’s growth, and we have offered incentives, including economic incentives, to influencers and ambassadors to join our outreach program. These incentives have or may include cash incentives and equity grants. To the extent our revenue and/or business and consumer growth assumptions associated with any influencer or ambassador do not meet our expectations or realize our expected return on investment, our financial performance, results of operations and liquidity may be negatively impacted. In addition, to the extent any influencers, ambassadors, members of our management team, members of our Board, or others who are associated with or promote our business are the subject of negative publicity, such negative publicity or any relationship we have with any such person may adversely affect our business.
Certain content or communications by consumers or business owners participating on the Platform could deter current or potential consumers and business owners from using the Platform and adversely affect relationships with our business partners, and we may face negative publicity, litigation or other legal actions or other potential harm or liability as a result of that content, regardless of whether such content violated any law.
Consumers and business owners participating on the Platform may make controversial communications as part of their business communications, whether on the Platform or in other settings. Any such content may result in negative publicity, regardless of whether such content violated any law. In addition, any such content, even if not generated by us, may expose us to the risk of litigation or other formal legal action or liability. We may be sued or face regulatory liability for claims relating to communications or information that is made available on the Platform, including, but not limited to, claims of defamation, disparagement, intellectual property infringement, or other alleged damages could be asserted against us. Additionally, such content could harm our efforts to attract and retain other consumers, business owners, and advertisers or result in other harm to our business.

Further, we must continually manage and monitor the Platform and detect violations of our terms of service. If a significant amount of conduct that violates our terms of service was not detected and remediated by us in a timely manner, or if a significant amount of information was perceived by members or the media to violate our terms of service, whether or not such perceptions were accurate, our brand, business and reputation could be harmed. This risk increases as the Platform continues to grow. In the event our consumers or business owners do not agree with our policies and procedures or their implementation, such individuals could decrease their usage of the Platform (or cease using us entirely), which could have a material adverse effect on our business or our results of operations for any period. Additionally, there is a risk that business owners will make communications that may be viewed as representing certain political viewpoints, leading to public perceptions that we endorse those viewpoints, regardless of whether or not such perceptions are accurate. There can be no guarantee that current or future negative publicity, complaints, allegations, political controversies, investigations or legal proceedings with respect to the Platform, even if baseless, will not generate adverse publicity that could damage our reputation. Any damage to our reputation could harm our ability to attract and retain businesses and consumers.
Our five core values may not always align with the interests of our business or our stockholders.
We consider our five core values as a guide to the decisions we make, which we believe are essential to our success in increasing our business, consumer, and advertiser growth rate and engagement and in serving the best, long-term interests of both us and our stockholders. In the past, we have forgone, and may in the future forgo, certain expansion or revenue opportunities that we do not believe are aligned with our five core values, even if our decision may negatively impact our operating results. Decisions that we make based on our five core values that do not align with our business objectives or contribute to the economic value of shares of our capital stock to our stockholders may not result in the benefits that we expect, in which case our consumer and business owner engagement, business, operating results, and financial condition could be harmed.
We have a dual class multiple voting stock structure. Our Class A Common Stock, with one vote per share, is held by all of our public stockholders. Michael Seifert, our Founder, Chief Executive Officer and Chairman of the Board, holds shares of our Class C Common Stock, which provides our Founder with voting control with respect to all matters to be voted upon by our stockholders (except for certain matters which require a super-majority vote or the approval of both the Class A Common Stock and Class C Common Stock voting as separate classes, with respect to which the holders of the Class C Common Stock will have sufficient voting power to prevent, but not on their own approve), so long as our Founder continues to hold shares of Class C Common Stock with the rights and preferences set forth in our restated certificate of incorporation. Accordingly, our Founder exercises significant additional control over the direction of our business and the decisions we make as a result of his ownership of Class C Common Stock, and our Founder has significant influence over how we apply our five core values and any changes that that we may make to our core values in the future.
Any failure by us to attract and onboard new merchants in the Financial Technology segment or any change in or loss of relationships with our existing partners could adversely affect our business and results of operations.
Our ability to grow the FinTech segment business depends on our ability to maintain and expand our merchant base, especially with the nascent PSQ Payments. To ensure growth in the Financial Technology segment, we must demonstrate to prospective merchants of the benefits of our products, including those who may not be familiar with the Company or the products and services we offer. In addition, we may incur costs to attract merchants and these costs could be significant. We must also convince existing and prospective merchants that our credit and BNPL products work to their benefit and achieve their desired return on investment. The universe of merchants willing to partner with the Company may be more limited than may be the case for other financial technology providers due to our core values.
If engagement by consumers on the Platform fails to increase or declines, our revenue, business and operating results will be harmed.
The number of businesses and consumers that use the Platform and their level of engagement on the platform are critical to our success. We must continue to engage and retain existing business and consumers on the Platform, as well as attract, engage and retain new business and consumers. The number of business and consumers on the Platform may not continue to grow at the current growth rate in platform participation that we have experienced since inception, if at all, and it may even decline.

If current and potential business owners and consumers do not perceive their experience with the Platform to be useful, the content generated on the platform to be valuable or relevant or the connections with businesses and consumers that may result from platform engagement to be worthwhile, we may not be able to attract new business owners and consumers, retain existing business owners and consumers or maintain or increase the frequency and duration of their engagement on the Platform. In addition, if our existing business owners and consumers decrease the frequency or duration of their engagement or the growth rate or our business owners and consumers base slows or reverses, we may be required to incur significantly higher marketing expenses than we currently anticipate in order to acquire new business owners and consumers or retain current businesses and consumers.
There are many factors that could negatively impact our ability to grow, retain and engage current and prospective businesses owners and consumers, including, but not limited to:
•users failing to migrate their engagement from or increasing their engagement with competitors’ platforms, products or services instead of, or more frequently than, the Platform;
•changes in the amount of time consumers spend across all applications and platforms, including the Platform;
•our failure to introduce platform enhancements that business owners and consumers find engaging, or our introduction of new features, terms, policies or procedures, or making changes to the Platform, that are not favorably received by current or prospective business owners and consumers;
•decline in the quality or competitiveness of the businesses or products offered on the Platform;
•technical or other problems frustrating the user experience, such as problems that prevent us from delivering our services in a fast and reliable manner;
•business owners and consumers having difficulty installing, updating or otherwise accessing the Platform on mobile devices or through the app or web browsers;
•consumer behavior on the Platform changing;
•decreases in business owner or consumer sentiment due to questions about the quality or usefulness of the Platform, concerns about the nature of businesses, products and services or advertising content made available on the platform, concerns related to privacy, safety, security, well-being or other factors;
•consumers become less able or willing to spend money on values-aligned products and services offered through the Platform;
•changes mandated by legislation, government and regulatory authorities, or litigation that adversely impacts the Platform or our consumers;
•changes to how we promote different features on the Platform;
•public perception of us, the Platform or our consumers becomes less favorable or unfavorable due to actions by platform participants, changes in tastes and interests or other reasons;
•initiatives designed to attract and retain consumers and business owners and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;
•if we, or other partners and companies or individuals with whom we have commercial or other relationships, or other participants in the industry, are the subject of adverse media reports or other negative publicity; or
•if we are unable to preserve and enhance our brand and reputation as a trusted values-aligned platform.

Any decrease in consumer or business growth, retention or engagement could render our service less attractive to business owners, consumers and advertisers, and could harm our business, operating results, and financial condition. In addition, business owner affirmation of and adherence to our five core values is a critical feature of the Platform because we believe it demonstrates that the businesses on the platform are actually values-aligned with us and our consumers. If businesses on the Platform are not correctly or accurately verified, or if our verification processes prove to be ineffective, it could result in distortion of perceived growth metrics or adverse consumer experiences. If we were to change our affirmation and adherence methods, that may adversely impact our ability to add new consumers or retain existing consumers and advertisers.
If we fail to generate and maintain a sufficiently high quality directory of businesses on the Platform, we may be unable to provide consumers with the information they are looking for, which could negatively impact our traffic and revenue.
Our success depends on our ability to provide consumers with the information they seek, which in turn depends on the quantity and quality of the business directory information provided by us on the Platform. In addition, we may not be able to provide consumers the information they seek if the information on the Platform is not up-to-date. If the Platform does not provide useful or current information about local businesses, our brand and our business could be harmed.
If we are unable to provide consumers with the information they seek, or if they can find equivalent or better content on other platforms, they may stop or reduce their use of the Platform, and traffic to our website and on our mobile app may decline. If our consumer traffic declines, our advertisers may also stop or reduce the amount of advertising on the Platform and our business could be further harmed.
We are subject to payments-related risks.
We accept payments using a variety of methods, including credit and debit cards. As we offer new payment options to our businesses and consumers, we may be subject to additional regulations, compliance requirements, and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability.
We rely on third-party payment processors to process payments, refunds, and reimbursements made generally to us by businesses subscribing to the Platform and consumers using the Platform. Under our commercial agreements with these third-party payment processors, they may terminate the relationships with us. If one of these third parties terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we could incur substantial delays and expense in finding and integrating an alternative payment service provider to process payments from businesses, and the quality and reliability of any such alternative payment service provider may not be comparable. Further, the software and services provided by these third parties may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Additionally, payment processing software is complex and involves automated processes implemented by us and third parties that we engage that can be misinterpreted or susceptible to errors. These risks have caused us, and may in the future cause us, to lose our ability to accept and account for online payments or other payment transactions, which could disrupt our business for an extended period of time, make the Platform less convenient and attractive to consumers, expose business information to unauthorized disclosures and abuse, and adversely affect our ability to attract and retain business owners, or materially adversely affect our business, financial condition, ability to forecast accurately, and results of operations.
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
Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, availability of capital, war, terrorism, aging infrastructure, pandemics, energy and commodity prices, trade laws, election cycles and the effects of governmental initiatives to manage economic conditions. Management is evaluating the impact of potential future tariffs on our Brands segment operations. Current or potential businesses and consumers may delay or decrease spending on our products and services sold through the Platform as their business and/or budgets are impacted by economic conditions. The inability of current and potential businesses and consumers to pay us for products and services sold through the Platform may adversely affect our earnings and cash flows.
If we fail to maintain adequate operational and financial resources, we may be unable to execute our business plan or maintain high levels of service and consumer satisfaction.
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Our organizational structure may become more complex as we scale our operational, financial, compliance and management controls, as well as our reporting systems and procedures, and expand internationally. As we continue to grow, we will face challenges of integrating, developing, training, and motivating a growing employee base and navigating a complex regulatory landscape. If we fail to successfully manage our anticipated growth and change, the quality of our products and services sold through the Platform may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain consumers, businesses, and advertisers on the Platform.
To maintain growth in our operations and personnel, we need to continuously improve and expand our operational, financial, and managerial controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant drain on our management, consumer and business owner experience, research and development, sales and marketing, administrative, financial, and other resources.
We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of consumers, business owners, and advertisers of the Platform, to further develop and enhance products and services sold through the Platform, and to expand into new areas and to scale with our overall growth. If additional investments are required due to significant growth, this will increase our costs, which may adversely affect our ability to become or remain profitable.
We may not be able to scale our systems, technology, or network infrastructure to ensure that the Platform is accessible.
It is important to our success that the Platform consumers be able to access the Platform at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to the number of consumers accessing the Platform simultaneously, and denial of service or fraud or security attacks. For example, we experienced two related outages in late May 2023 as a result of exceptionally high demand and traffic on our app, and the Platform was unavailable to business owners and consumers for less than 24 hours. We took immediate remediation steps to ensure swift restoration of our app. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of the Platform, especially during peak usage times and as our solutions become more complex and our consumer traffic increases. If the Platform is unavailable when consumers attempt to access it or it does not load as quickly as they expect, consumers may seek other services to obtain the information for which they are looking and may not return to the Platform as often in the future, or at all. This would negatively impact our ability to attract consumers and advertisers and increase the frequency with which they use our website and mobile app. We expect to continue to make significant investments to maintain and improve the availability of the Platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Our disaster recovery program contemplates transitioning the Platform and data to a backup center in the event of a catastrophe. The Platform runs within a hybrid cloud service provider inside a virtual private cloud. It utilizes many managed services, as well as a mixture of elastic compute cloud. We currently use multiple availability zones within that region for fault tolerance, redundancy and high availability. We have not yet tested the procedure in full, and the transition procedure may take several days or more to complete. During this time, the Platform may be unavailable in whole or in part to our consumers.
We currently rely upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
We outsource substantially all of the infrastructure relating to our cloud-accessible products to third-party hosting services. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new consumers and business owners or expand the usage of our existing businesses and consumers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure may be caused by human error, intentional bad acts, cybersecurity incidents, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our business owners and consumers and could damage our reputation with current and potential business owners and consumers, expose us to liability, cause us to lose businesses and consumers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
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
Products and services sold through the Platform depend on the ability of consumers to access the Platform and the services available on the Platform via the internet. Currently, we rely on services from third-party telecommunications providers in order to provide services to our business owners and their customers. In addition, we depend on ISPs to provide uninterrupted and error-free service through their networks. We exercise little control over these third-party providers, which increases our vulnerability to problems with the services they provide. Furthermore, telecommunications and ISPs have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers.
Moreover, when internet problems occur, it may be difficult to identify the source of the problem and confirm whether it is due to the acts and omissions of our service providers or another cause. Service disruption or outages, whether caused by our service, the products or services of our third-party service providers, or our business owners or their customers’ equipment and systems, may result in loss of market acceptance of the Platform and any necessary repairs or other remedial actions may force us to incur significant costs and expenses.

Additionally, laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our products or offerings, increase our operating costs, require us to alter the manner in which we conduct our business and/or otherwise adversely affect our business. We could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. For example, paid prioritization could enable ISPs to impose higher fees and otherwise adversely impact our business. Internationally, government regulation concerning the internet, and in particular, network neutrality, may be developing or may not exist at all. Within such an environment, without network neutrality regulations, we could experience discriminatory or anti-competitive practices that could impede both our and our business owners' domestic and international growth, increase our costs or adversely affect our business.
Engagement by consumers and businesses on the Platform, and our ability to monetize the Platform depend upon effective operation within and compatibility with operating systems, networks, devices, web browsers and standards, including mobile operating systems, networks, and standards that we do not control.
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
A significant portion of our traffic accesses our content and services through mobile devices and, as a result, our ability to grow traffic, engagement and advertising revenue is increasingly dependent on our ability to generate revenue from content viewed and engaged with on mobile devices. A key element of our strategy is focusing on mobile applications (“apps”), and we expect to continue to devote significant resources to the creation and support of developing new and innovative mobile products, services and apps. We are dependent on the interoperability of our content and our apps with popular mobile operating systems, streaming tools, networks and standards that we do not control, such as the Android and iOS operating systems. We may not be successful in maintaining or developing relationships with key participants in the mobile industry or in developing content that operates effectively with these technologies, systems, tools, networks, or standards. Any changes in such systems, or changes in our relationships with mobile operating system partners, or mobile carriers, or in their terms of service or policies that reduce or eliminate our ability to distribute and monetize our content, impair access to our content by blocking access through mobile devices, make it hard to readily discover, install, update or access our content and apps on mobile devices, limit the effectiveness of advertisements, give preferential treatment to competitive, or their own, content or apps, limit our ability to measure the effectiveness of branded content, or charge fees related to the distribution of our content or apps could adversely affect the consumption and monetization of our content on mobile devices. Additionally, if the number of platforms for which we develop our product expands, it will result in an increase in our operating expenses. In the event that it is more difficult to access our content or use our apps and services, particularly on mobile devices, or if our consumers choose not to access our content or use our apps on their mobile devices or choose to use mobile products that do not offer access to our content or our apps, or if the preferences of our traffic require us to increase the number of platforms on which our product is made available to our traffic, our traffic growth, engagement, advertising targeting and monetization could be harmed and our business and operating results could be adversely affected.
Real or perceived errors, failures or bugs in the Platform or our products could materially and adversely affect our operating results and growth prospects.
The software underlying the Platform and products is highly technical and complex. Our software has previously contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. In addition, errors, failures and bugs may be contained in open source software utilized in building and operating our products or may result from errors in the deployment or configuration of open source software. Some errors in our software may only be discovered after the software has been deployed or may never be generally known. Any errors, bugs or vulnerabilities discovered in our software after it has been deployed, or never generally discovered, could result in interruptions in platform availability, product malfunctioning or data breaches, and thereby result in damage to our reputation, adverse effects upon consumers, loss of consumers and business owners and relationships with third parties, including social media networks, loss of revenue or liability for damages. In some instances, we may not be able to identify the cause or causes of these problems or risks within an acceptable period of time.

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
As of December 31, 2024 and 2023, we had federal net operating loss (“NOL”) carryforwards of approximately $70.0 million and $26.1 million, respectively, available to reduce future taxable income, and which may be carried forward indefinitely. At December 31, 2024 and 2023, the Company had approximately $37.0 million and $14.3 million of combined state NOL carryforwards, respectively, of which some expire between 2032 and 2044 and some may be carried forward indefinitely. The deductibility of such U.S. federal NOLs each year is limited to 80% of our taxable income for such year. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. We have not conducted a study to determine if any such changes have occurred that could limit our ability to use our NOL carryforwards. We may have experienced ownership changes in the past and the Business Combination is expected to result in an ownership change. As a result, our use of our U.S. federal NOL carryforwards will likely be limited. Any such disallowance may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

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
The occurrence of one or more natural disasters, including and not limited to tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemics and endemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers, which could have a material adverse effect on our business, financial condition and results of operations. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions and increases in commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our operations.
Risks Related to Our Business Strategy and Industry
Our business faces significant competition, and if we are unable to compete effectively, our business and operating results would be adversely affected.
Competition among digital advertising platforms for engagement with our directory information, products and services by businesses and consumers, consumers and advertisers is intense. We compete against many companies to attract engagement with the Platform including well-established companies that have far greater financial resources and much larger user bases than we have, and companies that offer a variety of internet and mobile device-based information, products and services. As a result, it will require significant effort on our part to attract engagement away from our competitors and our competitors’ platforms may take a variety of actions to retain existing or acquire new platform engagement at the expense of the growth of engagement on the Platform, which would negatively affect our business. We believe that our ability to compete effectively for platform engagement will depend upon many factors both within and beyond our control, including:
•the willingness of business owners and consumers to adopt our values-aligned platform and support our mission;
•the popularity, usefulness and reliability of the Platform information, and of the products and services sold through the Platform, as compared to that of our competitors;
•the timing of introduction and market acceptance of the products and services offered through the Platform;
•the continued expansion and adoption of products and services sold through the Platform;

•our ability, and the ability of our competitors, to develop new products and enhancements to existing services;
•our ability, and the ability of our competitors, to attract, develop and retain influencers and ambassadors for outreach;
•our ability to generate revenues from our current and anticipated platform offerings;
•our ability to attract business owners to advertise on the Platform;
•the frequency, relative prominence and appeal of the business owners and advertising displayed by us or our competitors;
•public perceptions about the predominance of certain political viewpoints on the Platform, regardless of whether those perceptions are accurate;
•changes mandated by, or that we elect to make to address, legislation, regulatory constraints or litigation;
•our ability to attract, retain and motivate talented employees;
•the costs of developing and procuring new services and products, relative to those of our competitors;
•acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•our reputation and brand strength relative to our competitors.
We also face significant competition for advertiser spend. We compete against online and mobile businesses and traditional online directories and platforms, for advertising budgets. In determining whether to buy advertising, our advertisers will consider the demand for our content, demographics of our traffic, advertising rates, results observed by advertisers, and alternative advertising options. The increasing number of digital media options available, including through social networking tools and news aggregation websites, has expanded consumer choice significantly, resulting in traffic fragmentation and increased competition for advertising. In addition, some of our larger competitors have substantially broader content, product or service offerings and leverage their relationships based on other products or services to gain additional share of advertising budgets. Further, we expect that our core values will not appeal to all advertisers, and that as a result the universe of advertisers willing to advertise on the Platform may be more limited than may be the case for other platforms and marketplaces. We will need to continue to innovate and improve the monetization capabilities of the Platform in order to remain competitive. We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:
•the willingness of advertisers to confirm that they respect our core values;
•the size and composition of our user base relative to those of our competitors;
•our advertising targeting capabilities, and those of our competitors;
•the timing and market acceptance of our advertising content and advertising products, and those of our competitors;
•our marketing and selling efforts, and those of our competitors;
•public perceptions about the predominance of certain political viewpoints on the Platform, regardless of whether those perceptions are accurate;
•the pricing for our advertising products and services relative to those of our competitors;
•the return our advertisers receive from our advertising products and services, and those of our competitors; and
•our reputation and the strength of our brand relative to our competitors.

We have limited experience with respect to determining the optimal prices and pricing structures for our products and services, which may impact our financial results.
We expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in spending levels by our consumers, businesses, and advertisers generally, changes in product mix, pricing studies or changes in how data analytics are employed by organizations. Similarly, as we introduce new products and services, we may have difficulty determining the appropriate price structure for future products and services sold through the Platform, including because we may pursue business lines or enter markets in which our current management team has limited prior experience. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new business owners and advertisers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling products and services through the Platform to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.
The expansion of our operations, including in areas not part of our current operations, subjects us to additional risks that can adversely affect our operating results.
We foresee further expansion of our operations as part of our growth strategy. Our current and foreseeable operations subject us to a variety of risks, including:
•challenges recruiting and retaining talented and capable management and employees;
•competition from other companies with significant market share in those markets and with better understanding of demand;
•difficulties in enforcing contracts, collecting accounts receivables, and longer payment cycles;
•challenges complying with varying securities and competition laws and regulations in other countries;
•differing regulatory and legal requirements and possible enactment of additional regulations or restrictions, which could delay or prevent the use of our services in some jurisdictions;
•transaction risk, which may negatively affect our revenue, cost of net revenue, and could result in exchange losses;
•heightened exposure to political instability, war, pandemics and terrorism; and
•overlapping of different tax regimes.
Any of these risks could harm our operations and reduce our sales, adversely affecting our business, operating results, financial condition and growth prospects.

Changes to our existing platform and services could fail to attract engagement with the Platform or fail to generate revenue.
We expect to introduce changes to our existing platform over time and from time to time, and these changes may be significant. For example, in November 2023 we launched the e-commerce functionality on the Platform. In addition, in July 2023, we commercially launched our first D2C product offering, disposable diapers and wipes, under our pro-family “EveryLifeTM” brand. Since then, EveryLife has rolled out additional products including soaps, lotions, gift cards, and training pants. We continue to evaluate additional D2C opportunities and expect to expand and diversify our branded D2C offerings in areas where we believe there is significant existing market need in the future. The success of the Platform and enhancements we make depend substantially on consumer tastes and preferences that change in often unpredictable ways. If the Platform enhancements fail to increase engagement on the Platform and attract advertisers, we may fail to generate sufficient revenue or operating profit to justify our investments in these enhancements, and our business and operating results could be adversely affected. In addition, we have launched and expect to continue to launch strategic initiatives, which do not directly generate revenue but which we believe will enhance our attractiveness to consumers and businesses on the Platform, as well as advertisers. In the future, we expect to invest in new platform innovations, products, services, and initiatives to generate revenue, but there is no guarantee these approaches will be successful or that the costs associated with these efforts will not exceed the revenue generated. If our strategic initiatives do not enhance our ability to monetize our existing platform or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected.
If we fail to successfully capitalize on our new e-commerce functionality or new D2C product offerings, introduce new platform innovations or expand effectively into new markets, our revenue and our business may be harmed.
A key element of our growth strategy depends on our ability to develop and market new products that appeal to our consumers. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. There can be no assurance that we will successfully develop and market new products that appeal to consumers. For example, product designs we develop may not contain the product attributes desired by our consumers. Any such failure, including any failure by our e-commerce functionality to gain market acceptance or generate meaningful transaction activity and revenue or any failure of our D2C branded consumer product initiative, may lead to a decrease in our growth, sales and ability to achieve profitability, which could materially adversely affect our business, financial condition, results of operations and prospects.
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
The D2C product markets in which we have recently begun to operate and hope to operate in the future are highly competitive and rapidly evolving, with many new brands and product offerings emerging in the marketplace. We may face significant barriers to market entry and competition from both established, well-known legacy consumer packaged goods (“CPG”) players and other emerging D2C brands. We compete and expect to continue to compete based on various product attributes including values-aligned branding, effectiveness, affordability and design, as well as our ability to establish direct relationships with our consumers through the Platform.

Many of our current and potential competitors have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. Many also have longer operating histories, established supply chains, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, lower operating costs, greater financial, marketing, institutional and other resources and larger consumer bases than we do. These factors may also allow our competitors to derive greater revenue, margins and profits from their existing consumer bases, acquire consumers at lower costs or respond more quickly than we can to new or emerging technologies and changes in product trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter or expand their presence in any or all of the e-commerce or retail channels where we compete, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger consumer bases or generate revenue from their existing consumer bases more effectively than we do. As a result, these competitors may be able to offer comparable or substitute products to consumers at similar or lower costs. This could put pressure on us to lower our prices, resulting in lower revenue and margins or cause us to lose market share even if we lower prices.
We expect competition in the D2C product markets to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:
•the size and composition of our consumer base;
•the number of products that we offer and feature across the Platform;
•consumer demand for products sold by values-aligned businesses;
•our information technology infrastructure;
•the quality and responsiveness of our customer service;
•our selling and marketing efforts;
•the quality and price of the products that we offer;
•the convenience of the shopping experience that we provide on our app;
•our ability to identify and partner with key suppliers and manufacturers;
•our ability to distribute our products and manage our operations; and
•our reputation and brand strength.
If we fail to enter into and compete successfully in this market, our business, financial condition, results of operations and prospects could be adversely affected.

The D2C market is subject to unique risks related to payment, which, if realized, could adversely impact our business, financial condition and results of operations.
The introduction and sale of our D2C branded products will likely require us to accept online payments using a variety of methods, including credit cards, debit cards, gift cards, and other forms of payment. As a result of offering such payment methods, we may become subject to regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as the risk of payment fraud. For certain payment methods, including credit and debit cards, we may incur interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We would need to rely on third parties to provide certain PublicSquare-branded payment methods and payment processing services, including the processing of credit cards and debit cards. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us. For example, payment processing for our recently launched D2C disposable diaper and wipe products under our pro-family “EveryLifeTM” brand is provided by a third-party payment processer which allows customers to pay using a variety of methods. We may also be subject to payment card association operating rules if we elect to process our own payments in the future, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with these rules or requirements, as well as any breach, compromise, or failure to otherwise detect or prevent fraudulent activity involving our data security systems, could result in our being liable for card issuing banks’ costs, subject to fines and higher transaction fees, and loss of our ability to accept credit and debit card payments from our businesses and consumers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
The sale of our D2C branded products, including our recently launched products under our pro-family “EveryLifeTM” brand, may expose us to significant inventory risks that may adversely affect our operating results, as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, warranty claims, recalls, changes in consumer and business demand and spending patterns, changes in consumer tastes with respect to our products, and other factors. Despite our best efforts, we may not be able to accurately predict these trends and avoid overstocking or understocking D2C products we would manufacture and sell. Demand for products can change significantly between the time inventory or components are ordered and the date of sale. In addition, if we begin selling or manufacturing a new D2C product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. The acquisition of certain types of inventory or components requires significant lead-time and prepayment and they may not be returnable. Any one of the inventory risk factors set forth above may adversely affect our operating results.
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
In order to expand our business, we have made and expect to continue to make acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky, and any acquisitions we complete may not be successful. Any acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:
•difficulties in integrating and managing the operations, personnel, systems, technologies, and products of the companies we acquire;
•diversion of our management’s attention from normal daily operations of our business;
•our inability to maintain the key business relationships and the reputations of the businesses we acquire;
•uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•our inability to increase revenue from an acquisition;
•increased costs related to acquired operations and continuing support and development of acquired products;
•our responsibility for the liabilities of the businesses we acquire;
•potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;
•adverse tax consequences associated with acquisitions;
•changes in how we are required to account for our acquisitions under U.S. generally accepted accounting principles (“GAAP”), including arrangements that we assume from an acquisition;
•potential negative perceptions of our acquisitions by consumers and businesses, financial markets or investors;
•failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;
•our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses;
•potential loss of key employees of the companies we acquire;
•potential security vulnerabilities in acquired products that expose us to additional security risks or delay our ability to integrate the product into our service offerings;
•difficulties in increasing or maintaining security standards for acquired technology consistent with our other services, and related costs;
•ineffective or inadequate controls, procedures and policies at the acquired company;
•inadequate protection of acquired IP rights; and
•potential failure to achieve the expected benefits on a timely basis or at all.
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
Risks Related to Credova’s Industry
The consumer finance and buy now pay later (“BNPL”) industry has become subject to increased regulatory scrutiny, and Credova’s failure to manage its business to comply with new regulations would materially and adversely affect Credova’s business, results of operations and financial condition.
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
We are or may become subject to data privacy and securities laws and regulations that apply to the collection, transmission, storage, use, processing, destruction, retention and security of personal information. Our current privacy policies and practices are designed to comply with privacy and data protection laws in the United States. These policies and practices inform consumers how we handle their personal information and, as permitted by law, allow consumers to change or delete the personal information in their consumer accounts. The legislative and regulatory landscape for privacy and data protection continues to evolve in the United States, both federally and at the state level, as well as in other jurisdictions worldwide, and these laws and regulations may at times be conflicting. It is possible that these laws may be interpreted and applied in a manner that is inconsistent from one jurisdiction or is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state, provincial and international laws regarding privacy and security of personal information could expose us to penalties under such laws, orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action (including fines and penalties), litigation, significant costs for remediation, and damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Although we endeavor to comply with our published privacy policies and related documentation, and all applicable privacy and security laws and regulations, we may at times fail to do so or may be perceived to have failed to do so. Even if we have not violated these laws and regulations, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, if we are unable to properly protect the privacy and security of personal information, including sensitive personal information (e.g., financial information), we could be found to have breached our contracts with certain third parties.
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

We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks. Any cyber incident could result in information theft, data corruption, operational disruption, loss of consumers or advertisers on the Platform and/or a financial loss that has a material adverse impact on our business and that could subject us to legal claims.
We rely on sophisticated information technology (“IT”) systems and infrastructure to support our business. At the same time, cybersecurity incidents, including deliberate attacks, malware, viruses, ransomware attacks, denial of service attacks, phishing schemes, and other attempts to harm IT systems are prevalent and have increased. Our technologies, systems and networks and those of our vendors, suppliers and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance or vulnerabilities in widely used open source software, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As the sophistication of cyber incidents continues to evolve, we have been and will likely continue to be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. The failure of any of our IT systems may cause disruptions in our operations, which could adversely affect our revenues and profitability, and lead to claims related to the disruption of our services from Platform consumers and advertisers.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks and systems, payment processing, and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats. Our applications, systems, networks, software, and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our business owners to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as products and services sold through the Platform are more widely adopted, and as we continue to introduce future products and services. An actual or perceived breach of our security systems or those of our third party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and payment processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses. Moreover, pursuant to SEC rules, public companies must disclose material cybersecurity incidents on Form 8-K within four business days (subject to a delayed compliance date for smaller reporting companies, of which we are one). In addition, companies must provide cybersecurity risk management disclosures in their annual reports.
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

We may not have adequate insurance coverage for handling cyber security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our consumer and business base, and process, store, and transmit increasingly large amounts of personal or sensitive data.
Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our analytics platforms may result in reputational harm or liability.
AI is enabled by or integrated into some of our analytics platforms and is a growing element of our business offerings going forward. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some uses of AI present ethical issues, and our judgment as to the ethical concerns may not be accurate. If we use AI as part of the Platform in a manner that is controversial because of the purported or real impact on our businesses or vendors, this may lead to adverse results for our financial condition and operations or the financial condition and operations of our businesses, which may further lead to us experiencing competitive harm, legal liability and brand or reputational harm.
Compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S., or industry practices may adversely affect our business.
New laws and regulations could restrict our ability to conduct marketing by, for example, restricting the emailing or targeting of consumers or use of certain technologies like AI. For example, federal, state and foreign governmental authorities continue to weigh the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. Regulatory authorities have enacted and, continue to consider legislation that could significantly restrict the ability of companies to engage this these activities, by regulating the consumer notice and consent requirements before a company can employ cookies and similar tracking technologies, or how companies can use the data gathered by such technologies. Similarly, private market participants may deploy technologies or require certain practices that limit our ability to obtain or use certain information about our business owners and consumers. For example, Google has indicated that it will ultimately phase out the use of cookies to track consumers of its search services in future versions of its Chrome web browser, and Apple has updated its iOS mobile operating system to require app developers to obtain opt-in consent before tracking consumers of its various services. If these types of changes are implemented (or as a result of their implementation), our ability to determine how our business owners and consumers are using our services and to use targeted advertising in a cost-effective manner may be limited. New laws in other jurisdictions may also require us to change our content moderation practices, or privacy policies and practices in ways that harm our business or create the risk of fines or other penalties for non-compliance.
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
We rely in part on trademarks, trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into non-disclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with our business owners, consultants and other parties with whom we have strategic relationships and business alliances and enter into IP assignment agreements with our consultants and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.
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

Credova’s merchants operate in a complex regulatory and legal environment that could negatively impact the demand for their products and expose the merchants to compliance and litigation risks, which could decrease transaction volume and ultimately affect Credova’s operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect Credova’s merchants include:
•federal, state or local laws and regulations or executive orders that prohibit or limit the sale of certain items offered by Credova’s merchants, such as firearms, black powder firearms, ammunition, bows, knives and similar products;
•the Bureau of Alcohol, Tobacco, Firearms and Explosives, or the ATF, regulations, audit and regulatory policies that impact the process by which Credova’s merchants sell firearms and ammunition and similar policies of state agencies that have concurrent jurisdiction, such as the California Department of Justice;
•laws and regulations governing hunting and fishing;
•laws and regulations relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission and similar state regulatory agencies;
•laws and regulations relating to the manner in which Credova’s merchants advertise, market or sell their products;
•U.S. customs laws and regulations pertaining to proper item classification, quotas and the payment of duties and tariffs; and
•Federal Trade Commission, or FTC, regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales.
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
Risks Related to Our Operations as a Public Company
The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified independent Board members.
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
Members of our management team have limited experience managing a public company.
Members of our senior management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our operations as a public company, which will subject us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts, investors and regulators. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

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
Management identified a material weakness in our internal control over financial reporting as of December 31, 2023 that required us to restate the financial statements in our third quarter Form 10-Q. The material weakness related to financial reporting has not been remediated as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, materially and adversely affect our business and operating results and subject us to litigation and claims.
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
During 2024, we implemented certain measures to improve our internal control over financial reporting to remediate any possible material weaknesses, including but not limited to: we expanded and improved our review process for complex transactions, enacted continuing education seminars for the accounting team, automated processes and systems around complex financial areas such as stock-based compensation expense, and hired additional staff with the requisite experience and training to supplement our existing accounting team and therefore decrease our reliance on accounting contractors. While we have taken measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate any deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that may lead to a restatement of our consolidated financial statements or cause us to fail to meet our reporting obligations.
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
We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs and expenses as a public company that we did not currently incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and the NYSE, impose additional reporting and other obligations on public companies. Compliance with public company requirements have and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, in connection with the Closing of the Business Combination, we created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
As of December 31, 2024, the Company had incurred $28.4 million in convertible promissory notes. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:
•impairing our ability to generate cash sufficient to pay interest or principal, including periodic principal payments;
•increasing our vulnerability to general adverse economic and industry conditions;
•requiring the dedication of a portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, dividends to stockholders or to pursue future business opportunities;
•requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and
•placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.
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
Our continued eligibility to maintain the listing of our Class A Common Stock and Public Warrants on the NYSE depends on a number of factors, including the price of our Class A Common Stock and Public Warrants and the number of persons that hold our Class A Common Stock and Public Warrants. If the NYSE delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Class A Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the Class A Common Stock is a “penny stock,” which will require brokers trading the Class A Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Class A Common Stock;
•a limited amount of news and analyst coverage; and
•a decreased ability for us to issue additional securities or obtain additional financing in the future.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, markets, revenue streams, and competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. Presently, Roth MKM and Maxim Group cover us. If any of the analysts who may cover us adversely change their recommendation regarding our shares of common stock, or provide relatively more favorable recommendations with respect to competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
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
The exercise of Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Class A common stock and the spread between the exercise price of the Warrant and the price of our Class A common stock at the time of exercise. For example, to the extent that the price of our Class A common stock exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their warrants. If the price of our Class A common stock is less than $11.50 per share, we believe it is much less likely that such holders will exercise their warrants. On March 11, 2025, the closing price of the Class A Common Stock as reported by the NYSE was $2.49 per share, which price was less than the $11.50 per share exercise price of the Private Warrants. There can be no assurance that our Warrants will be in the money after the date of this report and prior to their expiration. Colombier Sponsor LLC and its distributees have the option to exercise the Private Warrants on a cashless basis. Holders of Public Warrants may generally only exercise such Warrants for cash, subject to very limited exceptions in certain circumstances as provided for in the Warrant Agreement relating to the Warrants.
Our Founder and Chief Executive Officer will continue to exercise significant control over our business and operations, including through his holdings of a special Class C Common Stock with majority voting rights.
Michael Seifert, our Founder, President, Chief Executive Officer and Chairman of the Board, holds all of the outstanding shares of our Class C Common Stock. Each holder of Class C Common Stock has the right to a number of votes (rounded up to the nearest whole number) per share of Class C Common Stock held of record by such holder as of the applicable record date equal to (i) (x) the total number of shares of Class A Common Stock entitled to vote on such matter as of the applicable record date, plus (y) one hundred (100); divided by (ii) the total number of shares of Class C Common Stock issued and outstanding as of the applicable record date. Consequently, since Mr. Seifert is the sole holder of the Class C Common Stock as of the date of this report, he possesses approximately 50.63% of the voting power of our common equity, and, as a result Mr. Seifert has the ability to control the result of most matters to be voted upon our stockholders. Mr. Seifert’s Class C shares will automatically convert into Class A Common Stock upon transfer (subject to customary exceptions for transfers for estate planning purposes), but Mr. Seifert has agreed not to sell any of his Class C Common Stock during the period commencing from the Closing and ending on the earlier of (A) the one (1) year anniversary of the date of the Closing, (B) the first date subsequent to the Closing with respect to which the closing price of our Class A Common Stock has equaled or exceeded $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any 30-trading day period commencing at least 150 days after the Closing or (C) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. Mr. Seifert can transfer shares of Class C Common Stock to certain “permitted transferees” without consequence. In addition, although any shares of Class C Common Stock transferred to any person or entity who is not a permitted transferee will automatically convert into shares of Class A Common Stock, the remaining shares of Class C Common Stock, collectively, will continue to control the outcome any vote until such time as the Class C Common Stock is voluntarily converted into Class A Common Stock, or involuntarily converted into Class A Common Stock as a result of Mr. Seifert no longer being an officer or director of PublicSquare, or upon the transfer of shares Class C Common Stock, individually or in a series of transaction (other than transfers to permitted transferees), of greater than 50% of the number of shares of Class C Common Stock issued and outstanding immediately following closing of the Business Combination.

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
As of the date of this report we have a total of 39,700,680 shares of Class A Common Stock outstanding (i) without giving effect to any awards that may be issued under the SIP, ESPP or any Earnout Shares that may be issued in the future, and (iii) assuming no exercise of the outstanding Warrants. All shares currently held by Public Stockholders and all of the shares issued in the Business Combination to former Private PSQ stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including our directors, executive officers and other affiliates.
In addition, the shares of Class A Company Common Stock reserved for future issuance under the SIP and ESPP will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lock-up agreements and other restrictions imposed by law. A total of 7,909,343 and 600,000 shares of the Class A Common Stock have been reserved for future issuance under the SIP and ESPP, respectively. We have filed a registration statement on Form S-8 under the Securities Act to register shares of the Class A Common Stock or securities convertible into or exchangeable for shares of Class A Common Stock issued pursuant to the SIP and ESPP, which automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market.

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
Subject to the terms and conditions set forth in the Merger Agreement, holders of Private PSQ’s common stock prior to the Closing Date and certain executive officers, employees and service providers (collectively, the “Participating Equityholders”) are entitled to receive their pro rata portion of up to 3,000,000 shares of Class A Common Stock that may be issued by the Company to Participating Equityholders upon achievement of certain trading price-based targets for the Class A Common Stock following Closing (the “Earnout Shares”) (subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the Closing Date, including to account for any equity securities into which such shares are exchanged or converted) as additional consideration based on the performance of the Class A Common Stock during the five (5) year period after the Closing Date (the “Earnout Period”), as set forth below upon satisfaction of any of the following conditions:
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity is a critical component of our risk management strategy and corporate governance. We have implemented a comprehensive cybersecurity program designed to identify, assess, and mitigate risks that could materially impact our operations, financial condition, or reputation. Our approach begins with regular security risk assessments, where we analyze potential threats, evaluate their severity, and develop prioritized mitigation strategies. Responsibility for addressing these risks is assigned to appropriate teams, ensuring accountability and effective remediation.
To enhance our security posture, we employ autonomous monitoring tools that continuously detect vulnerabilities and track anomalous activity across our infrastructure and applications. Alerts from these systems are escalated for triage by our Information Security team, allowing us to proactively address potential threats. Employee education is also a key element of our cybersecurity strategy. We provide ongoing training on data security best practices, phishing awareness, and social engineering defenses to ensure that our workforce remains vigilant against evolving threats.
We maintain a structured incident management program that is formally tested through tabletop exercises at least once a year. Additionally, our business continuity and disaster recovery program is regularly evaluated to ensure resilience against disruptions. Recognizing the risks associated with third-party service providers, we have a robust vendor risk management program in place to assess and mitigate cybersecurity risks within our supply chain, particularly for vendors that handle customer and employee data. Our key infrastructure and applications undergo external penetration testing at least annually, and we conduct enterprise-wide risk assessments, inclusive of cybersecurity risks, on an annual basis.
Governance of cybersecurity risks is integrated into our overall corporate oversight framework. Our Board of Directors considers cybersecurity a fundamental risk area and has delegated responsibility for oversight to the Audit Committee. The day-to-day management of cybersecurity risks is led by our Chief Information Security Officer (CISO), who is responsible for identifying, assessing, and mitigating security threats. As part of our broader enterprise risk assessment process, our CISO, Chief Technology Officer (CTO), Legal team, and Senior Engineering leadership conduct thorough evaluations of our cybersecurity program, risks, and corresponding mitigations. These assessments are reviewed with the Audit Committee at least annually.
Our CISO brings extensive experience in security governance, risk, and compliance, with over 13 years of leadership in both public and private enterprises, including startups. Holding a degree in Accounting and Management Information Systems, our CISO provides deep expertise in aligning security initiatives with business objectives and regulatory requirements.
To date, we have not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, financial condition, or results of operations. However, we remain vigilant in our efforts to mitigate cybersecurity risks and respond swiftly to potential threats.

Our cybersecurity risk management framework is guided by industry-leading standards, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and ISO 27001. Additionally, our FinTech business maintains Payment Card Industry Data Security Standard (PCI DSS) Level 1 compliance, undergoing annual external audits to ensure continued adherence. To further strengthen our security practices, management is actively evaluating additional certifications that align with our commitment to maintaining a resilient cybersecurity program.
Item 2. Properties
Our headquarters are currently located in West Palm Beach, Florida, consisting of approximately 281 square feet of office space in a flexible workspace, and our mailing address there is 1501 Belvedere Rd, Suite 500, West Palm Beach, Florida 33406. We relocated our headquarters to Florida from California in April 2023. We also lease approximately 3,712 square feet of office space in Bozeman, Montana, related to Credova. Our lease for this facility expires in May 2027. We no longer have a physical presence in California. A number of our employees work remotely across the United States. Our facilities, which are leased, are adequate to meet our current needs though we intend to procure additional space in the near future, if and as necessary, as we continue to add employees and expand our business. For D2C products, both current and future, we rely and continue to expect to rely on third party contract manufacturers and not be required to acquire or lease our own manufacturing or other facilities.
Item 3. Legal Proceedings
The Company’s subsidiary, Credova, which the Company acquired on March 13, 2024, is responding to inquiries from the Consumer Financial Protection Bureau ("CFPB") regarding Credova’s lease products. In connection with this, the CFPB informed Credova that it is authorized to pursue a resolution or file an enforcement action, and has suggested certain injunctive relief. No assurance can be given that a settlement will be reached or about the terms of any such settlement. At this time the Company is unable to state the exact nature of any relief that might be sought in any such action or resolution, including monetary relief or penalties, if any.
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
Our Class A Common Stock and Public Warrants are currently listed on the NYSE under the symbols “PSQH” and “PSQH.WS,” respectively.
Holders
As of March 11, 2025, there were 54 holders of record of our Class A Common Stock, one holder of record of our Class C Common Stock and six holders of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
Unregistered Sales of Equity Securities
In 2024, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to "PublicSquare," “we,” “us,” “our,” and the “Company” are intended to refer to (i) following the Business Combination, the business and operations of PSQ Holdings, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, Private PSQ (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.

Overview
PublicSquare is a technology-enabled Marketplace & Payments ecosystem that serves an audience of consumers and merchants who value life, family, and liberty. PublicSquare operates under three segments: Marketplace, Brands, and Financial Technology. The primary mission of the Marketplace segment is to help consumers put purpose behind their purchases by shopping with thousands of small businesses that prioritize quality and classic American values. PublicSquare leverages data and insights from the Marketplace to assess its customers’ and merchants' needs and provide a suite of wholly-owned Financial Technology services and a wholly-owned Direct to Consumer ("D2C") brand. The Brands segment includes EveryLife, a premium D2C life-affirming baby products company. The Financial Technology segment comprises Credova, a "Buy Now Pay Later" company focused on the outdoors & shooting sports industry, and PSQ Payments, a "cancel-proof" payments processing company.
We incorporated PSQ Holdings, Inc. in February of 2021, began development of our digital platform (mobile app and website) in May 2021 and launched our initial product regionally in San Diego County, California in October 2021 on iOS, Android and on our website. After 10 months of testing in various markets and courting consumer feedback, we launched the Platform nationwide on July 4, 2022.
On February 23, 2023, PublicSquare completed a stock-for-stock transaction to purchase 100% of the outstanding shares of EveryLife, Inc. (“EveryLife”), a Delaware corporation, in exchange for 1,071,229 shares of common stock, par value $0.001 per share, of Private PSQ.
On July 19, 2023 (the “Closing Date”), we consummated the transactions contemplated by that Agreement and Plan of Merger, dated as of February 27, 2023 (the “Merger Agreement”), each by and among PublicSq. Inc. (f/k/a PSQ Holdings, Inc.), a Delaware corporation (“Private PSQ”), Colombier Acquisition Corp., a Delaware corporation (“Colombier”), Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Colombier (“Merger Sub”), and Colombier Sponsor, LLC (the “Colombier Sponsor”), a Delaware limited liability company, in its capacity as purchaser representative, for the purposes set forth in the Merger Agreement, which, among other things, provided for the merger of Private PSQ into Merger Sub with Private PSQ surviving the merger as a wholly owned subsidiary of Colombier (the “Business Combination”). At the closing of the Business Combination (the “Closing”), Colombier changed its name to “PSQ Holdings, Inc.”
On March 13, 2024, we entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement. Pursuant to the Credova Merger Agreement, on March 13, 2024, the transactions which are the subject of the Credova Merger Agreement were consummated (the “Credova Closing”) and Merger Sub merged with and into Credova (the “Merger”), with Credova surviving as a wholly-owned subsidiary of PublicSquare. In connection with the Merger, each share of Credova was converted into the right to receive newly-issued shares of our Class A common stock (“Class A Common Stock”), delivered to the Credova stockholders at the Credova Closing (“Credova Stockholders”). As consideration for the Merger, Credova stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. Assuming they are not subject to indemnity claims, the Escrow Shares remaining in escrow upon the 12-month anniversary of the Credova Closing will be released and distributed pro rata to the former stockholders of Credova.
The mailing address of PublicSquare's principal executive office is 1501 Belvedere Rd, Suite 500, West Palm Beach, Florida 33406.
Recent Developments
Direct Offering of Common Stock
On December 5, 2024, PublicSquare announced it had closed a registered direct offering for the purchase and sale of an aggregate 7,813,931 shares of its Class A common stock at a purchase price per share of $4.63, for gross proceeds of approximately $36.2 million. PublicSquare will use the net proceeds from the offering for general corporate purposes, including working capital.

Board of Director Appointments and Resignation
On December 3, 2024, PublicSquare announced Donald Trump, Jr. and Willie Langston were appointed to the Board of Directors, and Omeed Malik resigned.
On February 19, 2025, Board member Kelly Loeffler was confirmed as the Administrator of Small Business Administration ("SBA") by the United States Senate. Per the Company's Corporate Governance Principles, upon her confirmation, Ms. Loeffler submitted her resignation as a member of the Board, effective on February 19, 2025.
Launch of New Products
On December 10, 2024, EveryLife launched their high-performing training pants made from clean, premium materials without fragrances, dyes, lotions, parabens, or phthalates. With flow channel technology for faster absorption, the EveryLife training pant offers a 360-degree stretchy waistband, a quick dry top sheet, easy tear-away sides, and 12-hour leak protection.
On November 20, 2024, EveryLife expanded their product offering to include soaps and lotions. Their Shampoo and Baby Wash is tear free, dermatologist-tested and safe for sensitive skin. EveryLife’s Face & Body Baby Lotion, also dermatologist-tested and safe for sensitive skin, leaves the skin perfectly moisturized. Both products are available in scented (lavender) and unscented and are free from synthetic fragrances, dyes, parabens, and phthalates.
Launch of PSQ Payments
On October 28, 2024, PublicSquare launched PSQ Payments, a payment stack consisting of a framework of technological components and services the Company's customers can utilize to manage their payment processes.
Strategic Reorganization
In late October 2024, the Company enacted a strategic plan where it reorganized vital business functions to improve efficiency, eliminating approximately 35% of the Company's workforce in the process. This strategic reorganization of the business is expected to save approximately $11.0 million on an annualized basis and is also expected to meaningfully lower the Company's cash needs while maintaining strong revenue growth. The Company began to realize cost savings associated with the organizational changes beginning in November 2024 and they are expected to continue for the full year 2025.
Components of Results of Operations
During the years ended December 31, 2024 and 2023, our net loss was $57.7 million and $53.3 million, respectively. Our net loss increased in 2024 from 2023, largely due to the growth of the Company resulting in an operating loss of $55.7 million in 2024 compared to $39.3 million in 2023. This was partially offset by the decrease in the change in fair value of the promissory note of $14.6 million and the increase in interest expense of $2.1 million. Our operating expenses will likely increase in the future as we develop and launch new offerings and platform features, expand in existing and new markets, increase our sales and marketing efforts and continue to strategically invest in our three segments. We have not been profitable since inception, and as of December 31, 2024 and December 31, 2023, our accumulated deficit was $119.9 million and $62.2 million, respectively. Since inception, we have financed our operations primarily through equity and debt raises.
Revenues, net
We generate revenues from our three segments: Marketplace, Brands and Financial Technology; a summary of each is described below.
Marketplace
Marketplace revenues are derived from a mix of advertising and e-commerce revenues.
Advertising revenues are generated from digital advertising fees from both local and national advertisers and also through our newly launched Cost per Mille ("CPM") advertising product which allows businesses to deliver more effective ads to consumers.

E-commerce revenue is derived from a mix of (i) referral fees in the form of commissions, based on the dollar amounts of transactions between the businesses we connect on the PSQ Platform and (ii) transaction-based fees from providing multi-merchant shopping cart and checkout capabilities on the PSQ Platform.
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
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) consists of the direct costs incurred in building and running the Marketplace Platform, as well as underwriting and transaction costs related to our FinTech segment.
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
As we are a high-growth company with a focus on cost-saving measures including resource reduction and reallocation, we anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts but decline as a percentage of revenue for the foreseeable future.
Transaction costs incurred in connection with the Business Combination
Transaction costs incurred in connection with the Business Combination primarily consists of professional fees, travel expenses and one-time share-based payments to non-employee advisors and influencers.

General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of information technology, professional services, insurance, travel, and other administrative expenses. We expect to continue incurring expenses associated with operating as a public company, including legal, audit, tax and accounting costs, investor relations costs, insurance premiums and compliance costs. As a result of cost-saving measures, we expect that general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, employee benefits, consultant fees, commissions, and direct marketing costs related to the promotion of PSQ’s platforms/solutions. As a result of cost-cutting efforts, we expect that sales and marketing expenses will remain steady in absolute dollars in future periods as we scale back paid marketing efforts and focus on monetizing current customer base, and decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.
Research and Development Expenses
Research and development expenses consist primarily of salaries, employee benefits and consultant fees related to our development activities to originate, develop, and enhance the Platform and build the PSQ Payments ecosystem. As this is a large focus of the Company, we expect that research and development expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.
Depreciation and Amortization Expense
Depreciation and amortization expense consists primarily of amortization of capitalized software development costs.
Non-Operating Income and Other Items
Other Income, net
Other income, net primarily relates to interest income on our money market accounts for the year ended December 31, 2024 and realized and unrealized gains on our short term investments and interest income on our money market accounts for the year ended December 31, 2023.
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
Change in fair value of earn-out liabilities
Changes in the fair value of earn-out liabilities are recorded in the consolidated statement of operations. The earn-out liabilities represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the earn-out liability at its fair value at each reporting period.
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

Interest Expense, net
Interest expense incurred consists of interest due on the Company's revolving line of credit and convertible promissory notes issued.
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
Key Business Metrics and Selected Financial Data
We use the following key metrics and non-GAAP measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:
•Segment Revenue (see Note 18 for more details);
•Segment non-GAAP operating loss (see discussion below in "Non-GAAP Financial Measures");
•Segment non-GAAP gross profit (see discussion below in "Non-GAAP Financial Measures"); and
•Gross Merchandise Volume ("GMV") of Financial Technology Segment.
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
GMV of Financial Technology Segment
In addition to revenue, net loss, and other results under U.S. GAAP, the following table sets forth key operating metrics we use to evaluate our Financial Technology segment. The information below represents proforma information as if the Credova Merger closed on January 1, 2023:

	Year Ended December 31,
	2024	2023	% Change
Gross merchandise volume (“GMV”) - Credit	$59,466,913	$60,758,228	(2)%

	Year Ended December 31,
	2024	2023	% Change
Gross merchandise volume (“GMV”) - PSQ Payments	$10,591,612	$—	100%
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions generated from both Credit and PSQ Payments during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the years ended December 31, 2024 and 2023, GMV - Credit was $59.5 million and $60.8 million, respectively, which represented an approximate change of (2)%, as compared to the same period in 2023. The decrease in GMV - Credit for the year ended December 31, 2024 was primarily driven by a strategic shift in company resources to expand our new payment processing business.

The decline in GMV - Credit for the year ended December 31, 2024 aligned with broader industry trends. According to the National Shooting Sports Foundation ("NSSF"), gun sales in 2024 declined by 3.5% compared to 2023, with a more pronounced 5.9% drop in the fourth quarter. We believe this out performance of the market reflects the strength of our products and value proposition to our merchant base.
Our top five merchants and platform partners accounted for approximately 46% of total GMV - Credit in 2024, compared to 48% in 2023. GMV - Credit from our largest merchant represented 17% of total GMV - Credit in 2024, up from 16% in 2023. This slight shift reflects several changing market factors including, but not limited to, the impact of slower merchant onboarding, as our resources were redirected toward scaling the PSQ Payments business. With the launch of PSQ Payments, we are now refocusing efforts on onboarding merchants seeking our consumer lending solution.
For the years ended December 31, 2024 and 2023, GMV - PSQ Payments was $10.6 million and zero, respectively, which represented an approximate change of 100%, as compared to the same period in 2023.
As PSQ Payments is currently a nascent business and only a few merchants were actively processing through our solution, management believes 2024 GMV - Payments breakdown by merchant would not be beneficial to provide.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the audited consolidated financial statements for the years ended December 31, 2024 and 2023 found elsewhere in this document.

The following table sets forth our consolidated statement of operations for the years ended December 31, 2024 and 2023, and the dollar and percentage change between the two periods:

	For the years ended December 31,		Variance	Variance
	2024	2023	$	%
Revenues, net	$23,199,434	$5,685,987	$17,513,447	308%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	2,419,239	1,829,066	590,173	32%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	6,705,961	1,969,147	4,736,814	241%
Transaction costs incurred in connection with the Business Combination	—	6,845,777	(6,845,777)	(100)%
General and administrative	43,326,414	15,222,451	28,103,963	185%
Sales and marketing	18,765,805	12,096,211	6,669,594	55%
Research and development	4,434,363	4,626,625	(192,262)	(4)%
Depreciation and amortization	3,258,810	2,442,706	816,104	33%
Total costs and expenses	78,910,592	45,031,983	33,878,609	75%
Operating loss	(55,711,158)	(39,345,996)	(16,365,162)	42%
Other income (expense):
Other income, net	343,747	340,807	2,940	1%
Change in fair value of convertible promissory notes	—	(14,571,109)	14,571,109	100%
Change in fair value of earn-out liabilities	40,000	1,740,000	(1,700,000)	(98)%
Change in fair value of warrant liabilities	(56,000)	(1,313,500)	1,257,500	(96)%
Interest expense, net	(2,302,697)	(177,444)	(2,125,253)	1198%
Loss before income taxes	(57,686,108)	(53,327,242)	(4,358,866)	8%
Income tax expense	1,181	1,945	(764)	(39)%
Net loss	$(57,687,289)	$(53,329,187)	$(4,358,102)	8%

Revenues, net

	For the years ended December 31,
	2024	2023
Marketplace
Advertising and e-commerce sales	$2,951,292	$2,987,406
Brands
Product sales	10,979,823	3,185,931
Other sales	51,039	—
Returns and discounts	(843,765)	(487,350)
Total Brand revenues, net	10,187,097	2,698,581
Financial Technology
Direct revenue	3,269,740	—
Interest income on loans	2,569,061	—
Loan and lease contracts sold, net	4,002,463	—
Payments revenue	219,781	—
Total Financial Technology revenues, net	10,061,045	—
Total revenues, net	$23,199,434	$5,685,987
Total revenues, net increased by $17.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to the Credova Merger and subsequent launch of PSQ Payments resulting in $10.1 million of Financial Technology revenue and an increase in Brands revenue of $7.5 million year-over-year.
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) increased by $0.6 million, or 32%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily related to the addition of the Financial Technology segment in 2024.
Cost of goods sold (exclusive of depreciation and amortization)
Cost of goods sold (exclusive of depreciation and amortization) increased by $4.7 million or 241% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to the growth and expansion of the Brands operations and is directly tied to the increase in revenues year-over-year.
General and Administrative Expense
General and administrative expense increased by $28.1 million, or 185%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to the growth and expansion of our operations, specifically a $10.0 million increase due to the addition of the FinTech segment, $12.9 million increase in staffing-related costs of which $9.4 million was share-based compensation, a $2.7 million increase in professional services, a $0.9 million increase in insurance costs as well as a $1.6 million increase in other administrative expenses.
Sales and Marketing Expense
Sales and marketing expense increased by $6.7 million, or 55%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to a $3.1 million increase in expenses related to brand awareness and advertising campaigns along with $4.0 million increase in stock-based compensation and $0.6 million increase in staffing costs coupled with a decrease in contractor support of $1.0 million.
Transaction costs incurred in connection with the Business Combination
Transaction costs incurred in connection with the Business Combination were $6.8 million for the year ended December 31, 2023. There were no transaction costs recognized in 2024.

Research and Development Expense
Research and development expense decreased by $0.2 million, or 4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is due to a slight decrease in staffing-related costs coupled with a reduction in contractor support.
Depreciation and amortization
Depreciation and amortization expense increased $0.8 million, or 33% for year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily related to the amortization of capitalized software development costs.
Other Income, net
Other income, net changed by an insignificant amount for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Change in fair value of convertible promissory notes
The change in fair value of convertible promissory notes represents the premium recorded on the convertible promissory note’s date with a charge to expense. The convertible promissory notes were converted to equity at the close of the Business Combination and therefore no expense was recognized in 2024.
Change in fair value of earn-out liabilities
Changes in the fair value of earn-out liabilities decreased by $1.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was due to an increase in the fair value of the earn-out liabilities at the end of the reporting period.
Change in fair value of warrant liabilities
Changes in the fair value of warrant liabilities increased by $1.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was due to a decrease in the fair value of the warrant liabilities at the end of the reporting period.
Interest Expense, net
Interest expense, net increased by $2.1 million, or 1198%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was due to the interest payable in relation to the convertible promissory notes recorded as of the reporting date, along with interest paid on the revolving line of credit.
Income Tax Expense
Income tax expense decreased by an insignificant amount for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Liquidity and Capital Resources
Historically, we have financed operations primarily through cash generated from equity and debt raises. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures. Our principal long-term working capital uses include enhancing our product offerings, expanding our internal engineering and product teams, and advantageous utilization of our balance sheet for loan and lease activity.
As of December 31, 2024 and December 31, 2023, our cash and cash equivalents balance was $36.3 million, and $16.4 million, respectively. Cash and cash equivalents consist of interest-bearing deposit accounts managed by third-party financial institutions, and highly liquid investments with maturities of one year or less.
On March 13, 2024, the Company entered into a note purchase agreement for a 9.75% private placement convertible note for $10.0 million invested by a Board member and his affiliates. Terms for the note were priced based on notes exchanged as part of the Credova transaction.

Also in March 2024, we completed an acquisition of Credova in exchange for the issuance of shares of our common stock. Additionally, Credova has historically generated positive cash flows from operations.
In August 2024, the Company entered into an agreement for a $10.0 million convertible note in a private placement with a Board member and affiliates. The note has identical terms to the notes offered in March 2024.
On October 24, 2024, the Company closed a private investment in public equity transaction pursuant to a Section Purchase Agreement dated October 22, 2024, for the purchase of $5.4 million of Class A common stock at $2.70 per share with three investors: (i) an affiliate of a PublicSquare Board member, (ii) a party related to a PublicSquare Board member and executive officer, and (iii) an unaffiliated accredited investor.
In October 2024, the Board of Directors and executive team outlined a plan to improve the Company's cash position which involved a variety of cash management initiatives. The initiatives included a reduction and reallocation of resources to more profitable segments of the business and reducing corporate operating expenses. The reduction of resources included a staff reduction of 35%.
On December 5, 2024, the Company closed a registered direct offering for the purchase and sale of an aggregate 7,813,931 shares of its Class A common stock at a purchase price per share of $4.63, for gross proceeds of approximately $36.2 million.
We believe that, as a result of these initiatives, along with our existing cash and cash equivalents, the Company will be able to fund operations and capital needs for the next year from the date these consolidated financial statements were available to be issued.
Our future capital requirements will depend on many factors including our revenue growth rate and the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, we may need to raise additional financing. While there can be no assurances, the Company may need to pursue additional equity raises and debt rounds of financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to the Company or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.
Comparison of the Years Ended December 31, 2024 and 2023
The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

	For the years ended December 31,
	2024	2023	Variance
Net cash used in operating activities	$(34,128,721)	$(25,764,078)	$(8,364,643)
Net cash used in investing activities	$(3,019,388)	$(3,324,227)	$304,839
Net cash provided by financing activities	$57,291,686	$43,203,930	$14,087,756
Net Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $34.1 million compared to $25.8 million used in operating activities during the year ended December 31, 2023. The increase in cash used in operating activities was due to an overall increase in operating expenses, resulting in an increased operating loss of $16.4 million. Also, there was an increase in net cash used by operating assets and liabilities of $6.8 million. This was partially offset with a decrease in fair value of earn-out liabilities of $1.7 million, an increase in non-cash expenses of $0.8 million for depreciation and amortization and share-based compensation of $14.0 million.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $3.0 million, a decrease of $0.3 million from cash used in investing activities of $3.3 million for the year ended December 31, 2023. Cash used by investing activities for the year ended December 31, 2024 primarily related to $3.7 million of software development costs partially offset by $0.5 million net loans held for investment.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for year ended December 31, 2024 was $57.3 million compared to $43.2 million provided by financing activities for the year ended December 31, 2023. The increase was primarily due to $39.3 million of proceeds from the issuance of common stock, $20.0 million of proceeds from the issuance of convertible note payable, partially offset by repayments on the line of credit of $8.6 million in 2024, compared to $22.5 million of proceeds from the issuance of convertible note payable, $18.1 million of proceeds from the reverse recapitalization and $2.6 million of proceeds from the issuance of common stock in 2023.
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
For the periods presented, we define non-GAAP operating loss as GAAP operating loss, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	For the years ended December 31,
	2024	2023
Reconciliation:
GAAP operating loss	$(55,711,158)	$(39,345,996)
Non-GAAP adjustments
Corporate costs not allocated to segments	(16,106,785)	(10,149,261)
Transaction costs incurred in connection with the Business Combination	—	(6,845,777)
Transaction costs incurred in connection with acquisitions	(2,295,502)	(550,792)
Share-based compensation (exclusive of what is included in transaction costs above)	(19,835,744)	(5,998,019)
Depreciation and amortization	(3,258,810)	(2,442,706)
Non-GAAP operating loss	$(14,214,317)	$(13,359,441)
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
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this report. Our critical accounting policies are described below.
Revenue Recognition
[1] Marketplace Revenues
E-commerce Revenues
The Platform features a single cart shopping experience where consumers can purchase a variety of products from multiple vendors in one transaction. The Company is not the seller of record in these transactions. The commissions revenue earned from these arrangements are recognized on a net basis, which equates to the commission and processing fees earned in exchange for the seller marketplace services. The commission and processing fees are recognized when the corresponding transaction is confirmed by the buyer and seller. The Company does not take title to inventory sold or assume risk of loss at any point in time during the transaction and is authorized to collect consideration from the buyer and remit net consideration to the seller to facilitate the processing of the confirmed purchase transaction. The Company currently records processing fees from its merchant service providers as a component of Cost of sales - services on the consolidated statement of operations.
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
In June 2024, the Company launched its CPM advertising model. The advertising revenue related to CPM is recognized based on the number of impressions received based on advertising on websites or mobile device applications or as the advertiser’s previously agreed-upon performance criteria are satisfied.

[2] Brand Revenues
Product Sales
The Company generates revenue through the sale of diapers, wipes and other baby products to consumers by way of the Company’s website. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the Company’s product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.
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
Product Returns
Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary. As of December 31, 2024 and 2023, the Company had approximately $14,000 and $15,000, respectively, recorded as an allowance for sales returns.
[3] Financial Technology Revenues
Financing Revenues
The Company principally generates financial technology revenues from four activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from retailer discounts, and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at time of loan origination.
Loans Held for Investment, Net
Loans are unsecured and are stated at the amount of unpaid principal. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Accrued interest on loans is discontinued when management believes that, after considering collection efforts and economic and business conditions, the collection of interest is doubtful. The Company’s policy is to stop accruing interest when the loan becomes 120 days delinquent.
All interest accrued but not collected for loans that are placed on non-accrual status or subsequently charged-off is reversed against interest income. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic principal and interest payments returns and future payments are reasonably assured, in which case the loan is returned to accrual status. The Company classifies its loans as either current or past due. Amounts are considered past due if a scheduled payment is not paid on its due date. The Company does not modify the terms of its existing loans with customers.

Allowance for Credit Losses - Loans Held for Investment
The Company estimates expected credit losses over the contractual term of loans, incorporating adjustments for anticipated prepayments and defaults when applicable. The contractual term excludes expected extensions, renewals, and modifications unless one of the following conditions is met: (i) management has a more likely than not expectation at the reporting date that an extension or renewal option is included in the original or modified contract, and (ii) such options are not unconditionally cancellable by the Company.
The foundation for the discount rate used in our credit loss estimation is the Secured Overnight Financing Rate ("SOFR"), a widely accepted benchmark for the cost of overnight borrowing collateralized by United States Treasury securities. SOFR is commonly used by traditional credit and warehouse facilities to account for interest rate variability. In addition to SOFR, our discount rate incorporates an interest rate floor, which reflects the minimum rate a market investor would require for a pool of unsecured consumer receivables. This rate is further adjusted based on prevailing market and macroeconomic conditions. The combination of SOFR and the interest rate floor determines the overall discount rate applied to calculate the net present value of expected credit losses. Management reviews the discount rate at each reporting period and updates when applicable.
The discount rate fluctuates in response to macroeconomic market cycles, as determined by management’s assessment of future economic conditions. The macroeconomic cycle is influenced by changes in money supply growth and contraction, which are inversely correlated with the discount rate. This inverse relationship allows for an adjusted present value assessment that accounts for the broader economic environment. Our cash flow model represents historical financial performance, while the discounted cash flow methodology projects future credit losses by adjusting the present value of historical data.
When management determines that loans are uncollectible, identified amounts are charged against the allowance for credit losses. Loans are written off in accordance with our charge-off policy, which stipulates charge-offs at 120 days past due or when other specific criteria are met. Any subsequent recoveries of previously charged-off amounts are credited back to the allowance for credit losses.
Goodwill and Acquired Intangible Assets
Goodwill in the Company’s consolidated financial statements resulted from the Credova Merger, while the acquired intangible assets recorded in the Company’s consolidated financial statements resulted from both the EveryLife asset acquisition and the Credova Merger.
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
ASC 350, Intangibles—Goodwill and Other ("ASC 350") requires goodwill to be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual impairment test of goodwill as of December 31, 2024. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. For the Company's annual impairment test of goodwill for the year ended December 31, 2024, the Company performed a qualitative assessment as of December 31, 2024 and concluded that it was more likely than not that the fair value of each of its reporting units exceeded the respective related carrying amounts and, as such, did not perform any quantitative tests.

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
Capitalized Software
The Company capitalizes costs related to the development of its internal accounting software and certain projects for internal use in accordance with ASC 350 - Intangibles – Goodwill and Other. The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method. Software development costs expensed and not capitalized, which are included in research and development expense in the accompanying consolidated statements of operations, were approximately $0.7 million and $1.1 million for years ended December 31, 2024 and 2023, respectively.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic, ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 13) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.
Share-Based Compensation
The Company recognizes an expense for share-based compensation awards based on the estimated fair value of the award on the date of grant. For certain awards, the Company has determined that the service inception date precedes the grant date as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes share-based compensation expense over the requisite service period based on the fair value at each reporting date. Forfeitures are accounted for when they occur. Modifications are approved by the Board and any incremental compensation cost is recognized in the period of occurrence.
The Company accounts for share-based compensation under the provisions of ASC Topic 718. As noted above, ASC Topic 718 requires that share-based payment transactions with employees and non-employees, in certain cases, be recognized in the consolidated financial statements based on their fair value. As of December 31, 2024 and 2023 there were 3,386,082 and 2,354,989 RSUs outstanding, respectively.

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

Implications of being a Smaller Reporting Company
Additionally, PublicSquare is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. PublicSquare will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter (if PublicSquare’s annual revenues exceeded $100 million during such completed fiscal year), or (ii) The market value of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter (if PublicSquare’s annual revenues did not exceed $100 million during such completed fiscal year). To the extent PublicSquare takes advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.
Recent Accounting Pronouncements
See Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements for the years ended December 31, 2024 and 2023.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required under Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, based on the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, including controls surrounding complex accounting transactions. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management is actively implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex transactions. We further improved this process by enacting continuing education seminars for the accounting team, automating processes and systems around complex financial areas such as stock-based compensation expense, and the hiring of additional staff with the requisite experience and training to supplement our existing accounting team.

Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter ended December 31, 2024, the Company onboarded additional staff with requisite experience as accounting professionals, as well as identified and retained third-party professionals with whom to consult regarding complex accounting applications. Management believes these actions will enhance our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Except as noted above, and in the preceding two sentences, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting with the exception of the ongoing implementation of our plan to remediate the material weakness described above.
Item 9B. Other Information
None of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections
Not applicable.

PART III - OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
Information Regarding Directors and Executive Officers
The information required by this Item 10 relating to officers and directors and nominees for election to the Board is incorporated by reference to the Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
If applicable, the information required by this Item 10 with respect to compliance with Section 16(a) of the Exchange Act contained under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement is incorporated by reference to the Proxy Statement.
Code of Business Conduct and Ethics
In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, the Company has a Code of Business Conduct and Ethics (the "Code"), which applies to its directors, officers (including its principal executive officer, the principal financial officer and principal accounting officer), and all other employees (collectively, the "Covered Persons" and each a "Covered Person"). The full text of the Code is available on the Investor Relations section of the Company's website. The Company intends to satisfy the SEC's requirements regarding amendments to, or waivers from, the Code by posting such information on its website.
Procedures for Stockholders to Recommend Director Nominees
There have been no material changes to the procedures by which security holders may recommend nominees to our Board.
Audit Committee Information
The information required by this Item 10 relating to the Company's audit committee financial experts and identification of the Company's audit committee is incorporated by reference to the Proxy Statement.
Insider Trading Policy
The Company has an Insider Trading Policy which prohibits Covered Persons from buying or selling the Company's securities while the Covered Person is aware of material nonpublic information about the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
Item 11. Executive Compensation
Information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement under the caption “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Share-Based Compensation Plans
Information required by this item is incorporated herein by reference to the section captioned "Executive Compensation—Equity Compensation Plan Information" in the Proxy Statement.
Security Ownership of Certain Beneficial Owners and Management
Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Certain Relationships and Related Persons Transactions” and “Proposal 1 — Election of Directors.”
Item 14. Principal Accountant Fees and Services
The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)Documents filed as part of this report
(1)All financial statements
*UHY LLP, PCAOB Firm ID No. 1195
(2)Financial Statement Schedules
All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report on Form 10-K.
(3)Exhibits required by Item 601 of Regulation S-K

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

3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2023)
4.1*	Description of Securities of the Registrant (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on March 14, 2024).
4.2
Warrant Agreement, dated June 8, 2021, between Colombier and Continental Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.1 to Colombier’s Current Report on Form 8-K filed on June 11, 2021).

4.3	Form of 9.75% Convertible Note (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 14, 2024).
4.4	Form of Private Placement 9.75% Convertible Note (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 14, 2024).
4.5	Form of Private Placement 9.75% Convertible Note (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 14, 2024).
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

10.13
Consulting Agreement, dated November 29, 2023, between PSQ Holdings, Inc. and C6 Creative Consulting, Inc. (incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 14, 2024).

10.14#	First Amendment to the PSQ Holdings, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Annex A to our Proxy Statement filed on December 8, 2023).
10.15
Form of Non-Competition and Non-Solicitation Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 14, 2024).

10.16
Form of Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 14, 2024).

10.17
Form of Noteholder Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2024).

10.18
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

10.23
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

10.25#
Employment Agreement, between PSQ Holdings, Inc. and Andrew Weisbecker, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.26 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.26#
Employment Agreement, between PSQ Holdings, Inc. and James M. Giudice, effective as of March 13, 2024 (incorporated herein by reference to Exhibit 10.27 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.27#
Employment Agreement, between PSQ Holdings, Inc. and Michael Hebert, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.28 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.28#
Employment Agreement, between Credova Financial, LLC and Dusty Wunderlich, effective as of March 13, 2024 (incorporated herein by reference to Exhibit 10.31 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.29#
Employment Agreement, between PSQ Holdings, Inc. and Brian Billingsley, effective as of March 15, 2024 (incorporated herein by reference to Exhibit 10.29 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.30#
Offer Letter, between PSQ Holdings, Inc. and Caroline Carralero, effective as of October 4, 2023 (incorporated herein by reference to Exhibit 10.30 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.31#
Offer Letter, between EveryLife, Inc. and Sarah Gabel Seifert, effective as of October 4, 2023 (incorporated herein by reference to Exhibit 10.32 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.32
Amendment to Consulting Agreement, between PSQ Holdings, Inc. and C6 Creative Consulting, Inc., dated February 27, 2024 (incorporated herein by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 15, 2024).

10.33
Amended and Restated Loan and Security Agreement, dated November 11, 2021, between Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC (incorporated herein by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on May 15, 2024).

10.34
Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated January 3, 2022, among Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC (incorporated herein by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on May 15, 2024).

10.35
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated April 18, 2022, among Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC (incorporated herein by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on May 15, 2024).

10.36
Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated July 22, 2022, among Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC (incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on May 15, 2024).

10.37
Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated May 31, 2023, among Credova SPV I, LLC, PFM Credit Recovery Fund I, LLC and OHPC LP (incorporated herein by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on May 15, 2024).

10.38
Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated July 1, 2024, by and among Credova SPV I, LLC, PFM Credit Recovery Fund I, LLC and OHPC LP (incorporated herein by reference to Exhibit 10.01 to our Current Report on Form 8-K filed on July 8, 2024).

10.39
Note Purchase Agreement, dated as of August 13, 2024, by and between PSQ Holdings, Inc. and Fountain Ripple V, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2024).

10.40
Private Placement Registration Rights Agreement, by and between PSQ Holdings, Inc. and Fountain Ripple V, LLC (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2024).

10.41
Private Placement Note Purchaser Lock-Up Agreement, by and between PSQ Holdings, Inc. and Fountain Ripple V, LLC (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 14, 2024).

10.42
Form of Amendment to Lock-Up Agreement, dated as of July 23, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2024).

10.43
Form of Securities Purchase Agreement, dated as of October 22, 2024, by and among the Company and the Purchasers signed thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 28, 2024).

10.44
Form of Registration Rights Agreement, dated as of October 22, 2024, by and among the Company and the Purchasers signed thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 28, 2024).

10.45†
Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated December 4, 2024 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 4, 2024).

10.46†
Form of Securities Purchase Agreement by and among the Company and the Purchasers signatory thereto, dated December 4, 2024 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 4, 2024).

19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on March 14, 2024).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Executive Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 14, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*Filed or furnished herewith.
#Indicates a management contract or compensatory plan, contract or arrangement.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PSQ Holdings, Inc. and subsidiaries (dba PublicSquare) (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Melville, New York
March 13, 2025

PSQ HOLDINGS, INC. (dba PublicSquare)
Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$36,324,354	$16,446,030
Restricted cash	265,253	—
Accounts receivable, net	447,819	204,879
Loans held for investment, net of allowance for credit losses of $689,007 as of December 31, 2024	3,986,997	—
Interest Receivable	314,104	—
Inventory	2,663,397	1,439,182
Prepaid expenses and other current assets	2,835,238	3,084,576
Total current assets	46,837,162	21,174,667
Loans held for investment, net of allowance for credit losses of $127,038 as of December 31, 2024, non-current	735,118	—
Property and equipment, net	275,539	127,139
Intangible assets, net	15,790,437	3,557,029
Goodwill	10,930,978	—
Operating lease right-of-use assets	274,603	324,238
Deposits	50,004	63,546
Total assets	$74,893,841	$25,246,619

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$3,777,279	$—
Accounts payable	3,503,553	1,828,508
Accrued expenses	1,167,329	1,641,553
Deferred revenue	53,671	225,148
Operating lease liabilities, current portion	122,587	310,911
Total current liabilities	8,624,419	4,006,120
Convertible promissory notes, related party (Note 14)	20,000,000	—
Convertible promissory notes	8,449,500	—
Earn-out liabilities	620,000	660,000
Warrant liabilities	10,186,000	10,130,000
Operating lease liabilities	163,716	16,457
Total liabilities	48,043,635	14,812,577
Commitments and contingencies (Note 19)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Class A Common stock, $0.0001 par value; 500,000,000 authorized shares; 39,575,499 shares and 24,410,075 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3,958	2,441
Class C Common stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of December 31, 2024 and December 31, 2023	321	321
Additional paid in capital	146,746,355	72,644,419
Accumulated deficit	(119,900,428)	(62,213,139)
Total stockholders’ equity	26,850,206	10,434,042
Total liabilities and stockholders’ equity	$74,893,841	$25,246,619
The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
Consolidated Statements of Operations

	For the years ended December 31,
	2024	2023

Revenues, net	$23,199,434	$5,685,987
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	2,419,239	1,829,066
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	6,705,961	1,969,147
Transaction costs incurred in connection with the Business Combination	—	6,845,777
General and administrative	43,326,414	15,222,451
Sales and marketing	18,765,805	12,096,211
Research and development	4,434,363	4,626,625
Depreciation and amortization	3,258,810	2,442,706
Total costs and expenses	78,910,592	45,031,983
Operating loss	(55,711,158)	(39,345,996)
Other income (expense):
Other income, net	343,747	340,807
Change in fair value of convertible promissory notes	—	(14,571,109)
Change in fair value of earn-out liabilities	40,000	1,740,000
Change in fair value of warrant liabilities	(56,000)	(1,313,500)
Interest expense, net	(2,302,697)	(177,444)
Loss before income taxes	(57,686,108)	(53,327,242)
Income tax expense	1,181	1,945
Net loss	$(57,687,289)	$(53,329,187)

Net loss per common share, basic and diluted	$(1.80)	$(2.43)
Weighted average shares outstanding, basic and diluted	32,019,491	21,964,451
The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2022	—	$—	11,806,007	$1,181	3,213,678	$321	$12,383,475	$(99,612)	$(8,883,952)	$3,401,413
Issuance of common stock for cash	—	—	1,447,523	145	—	—	2,499,979	—	—	2,500,124
Receipt of subscription receivable	—	—	—	—	—	—	—	100,012	—	100,012
Issuance of common stock for asset acquisition	—	—	1,071,229	107	—	—	1,334,751	—	—	1,334,858
Repayment of subscription payable	—	—	—	—	—	—	—	(400)	—	(400)
Conversion of notes to common stock	—	—	3,984,388	397	—	—	37,293,626	—	—	37,294,023
Issuance of common stock upon Business Combination	—	—	7,735,151	774	—	—	12,426,006	—	—	12,426,780
Forfeiture of shares	—	—	(1,704,223)	(170)	—	—	170	—	—	—
Issuance of common stock for fully vested restricted stock units	—	—	70,000	7	—	—	(7)	—	—	—
Share-based compensation	—	—	—	—	—	—	6,706,419	—	—	6,706,419
Net loss	—	—	—	—	—	—	—	—	(53,329,187)	(53,329,187)
Balance at December 31, 2023	—	—	24,410,075	2,441	3,213,678	321	72,644,419	—	(62,213,139)	10,434,042
Issuance of common stock upon Credova Acquisition	—	—	2,920,993	292	—	—	14,137,314	—	—	14,137,606
Issuance of common stock for consulting arrangement (see Note 14)	—	—	183,349	18	—	—	887,391	—	—	887,409
Issuance of common stock for fully vested restricted stock units, net of employee taxes paid	—	—	2,265,668	227	—	—	(57,328)	—	—	(57,101)
Issuance of common stock at a purchase price per share of $2.70 through private investment in public equity transaction	—	—	1,981,483	198	—	—	5,349,806	—	—	5,350,004
Issuance of common stock at a purchase price per share of $4.63 through at-the-market offering, net of $2.2 million in issuance costs	—	—	7,813,931	782	—	—	33,949,009	—	—	33,949,791
Share-based compensation	—	—	—	—	—	—	19,835,744	—	—	19,835,744
Net loss	—	—	—	—	—	—	—	—	(57,687,289)	(57,687,289)
Balance at December 31, 2024	—	$—	39,575,499	$3,958	3,213,678	$321	$146,746,355	$—	$(119,900,428)	$26,850,206
The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(57,687,289)	$(53,329,187)
Adjustment to reconcile net loss to cash used in operating activities
Change in fair value of convertible promissory notes	—	14,571,109
Change in fair value of earn-out liabilities	(40,000)	(1,740,000)
Change in fair value of warrant liabilities	56,000	1,313,500
Share-based compensation	20,723,153	6,706,419
Realized gain on short term investment	—	(173,644)
Amortization of step-up in loans held for investment	732,393	—
Provision for credit losses on loans held for investment	1,052,651	—
Origination of loans and leases for resale	(27,023,006)	—
Proceeds from sale of loans and leases for resale	31,025,468	—
Gain on sale of loans and leases	(4,002,463)	—
Depreciation and amortization	3,258,810	2,442,706
Non-cash operating lease expense	377,176	216,138
Interest expense	—	58,706
Changes in operating assets and liabilities:
Accounts receivable	(242,940)	(204,879)
Interest receivable	(314,104)	—
Inventory	(1,224,215)	(1,439,182)
Prepaid expenses and other current assets	1,519,271	(224,278)
Deposits	13,542	(55,583)
Accounts payable	(1,737,159)	2,711,585
Accrued expenses	(62,346)	3,425,542
Deferred revenue	(171,477)	175,494
Operating lease liabilities	(382,186)	(218,524)
Net cash used in operating activities	(34,128,721)	(25,764,078)

Cash flows from Investing Activities
Software development costs	(3,681,123)	(3,150,925)
Principal paydowns on loans held for investment	13,456,408	—
Disbursements for loans held for investment	(12,935,888)	—
Acquisition of businesses, net of cash acquired	141,215	—
Purchases of short-term investments	—	(10,049,870)
Proceeds from the sale of short-term investments	—	10,223,514
Purchase of intangible assets and trademarks	—	(233,881)
Purchases of property and equipment	—	(113,065)
Net cash used in investing activities	(3,019,388)	(3,324,227)

Cash flows from Financing Activities
Proceeds from convertible note payable, related party (Note 14)	20,000,000	—
Proceeds from convertible note payable	—	22,500,000
Net proceeds from reverse recapitalization	—	18,104,194
Net disbursements for taxes paid related to vesting of employee restricted stock units	(468,981)	—
Proceeds from issuances of common stock, net of issuance costs	39,299,795	2,600,136
Proceeds from revolving line of credit	7,018,052	—
Repayments on revolving line of credit	(8,557,180)	—
Repayment of subscription payable	—	(400)
Net cash provided by financing activities	57,291,686	43,203,930
Net increase in cash, cash equivalents and restricted cash	20,143,577	14,115,625
Cash, cash equivalents, and restricted cash, beginning of period	16,446,030	2,330,405
Cash, cash equivalents, and restricted cash, end of the period	$36,589,607	$16,446,030
Cash and cash equivalents	36,324,354	16,446,030
Restricted cash	265,253	—
Total cash, cash equivalents, and restricted cash, end of the period	$36,589,607	$16,446,030

Supplemental Cash Flow Information
Recording of right of use asset and lease liability	$—	$246,856
Promissory notes, inclusive of accrued interest converted to equity	$—	$37,294,022
Initial recognition of earn-out liability	$—	$2,400,000
Acquisition of warrant liability	$—	$8,816,500
Prepaid expenses assumed in connection with Business Combination	$—	$2,570,919
Liabilities assumed in connection with Business Combination	$—	$92,929
Liabilities paid through the trust	$—	$1,778,672
Accrued variable compensation settled with RSU grants	$411,878	$—
Shares issued in connection with Credova Merger	$14,137,606	$—
Note Exchange in connection with Credova Merger	$8,449,500	$—
Stock for stock transfer	$—	$1,334,858
The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Unless the context otherwise requires, throughout, the words “PSQ,” “PSQH,” “PublicSquare” “we,” “us,” the “registrant” or the “Company” refer to PSQ Holdings, Inc. and its subsidiaries (as applicable).
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
The Company’s operations are comprised of three operating segments: Marketplace, Brands and Financial Technology. A summary of each is below:
Marketplace
PublicSquare is an online marketplace valuing life, family, and liberty. The primary mission of the Marketplace segment is to help consumers "shop their values" and put purpose behind their purchases. PublicSquare leverages data and insights from the Marketplace to assess its customers’ needs and provide wholly-owned quality financial products and brands.
The PSQ platform (the “Platform”) can be accessed through two primary means:
• Mobile application - Our mobile app is available for both iOS and Android-based devices.
• Web - Users can access our full platform at PublicSquare.com.
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
In addition to Credova, the Company has developed a payments stack, PSQ Payments, which consists of a framework of technological components and services that the Company’s customers can utilize to manage their payment processes, which falls under the Financial Technology segment.
Note 2 — Liquidity
The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $57.7 million and $53.3 million for the years ended December 31, 2024 and 2023, and had negative cash flows from operations of $34.1 million and $25.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had aggregate cash and cash equivalents of $36.3 million and net working capital of $38.2 million.
On March 13, 2024, the Company entered into a note purchase agreement for a 9.75% private placement convertible note for $10.0 million invested by a member of the Company’s Board of Directors (the “Board”) and his affiliates. Also on March 13, 2024, we completed an acquisition of Credova in exchange for the issuance of shares of our common stock. Additionally, Credova has historically generated positive cash flows from operations.
In August 2024, the Company entered into an agreement for a $10.0 million convertible note in a private placement with a Board member and affiliates. The note has identical terms to the notes offered in March 2024 (see Note 12).
On October 24, 2024, the Company closed a private investment in public equity transaction pursuant to a Section Purchase Agreement dated October 22, 2024, for the purchase of $5.4 million of Class A common stock at $2.70 per share with three investors: (i) an affiliate of a PublicSquare Board member, (ii) a party related to a PublicSquare Board member and executive officer, and (iii) an unaffiliated accredited investor.
In October 2024, the Board of Directors and executive team outlined a plan to improve the Company's cash position which involved a variety of cash management initiatives. The initiatives included a reduction and reallocation of resources to more profitable segments of the business and reducing corporate operating expenses. The reduction of resources included a staff reduction of 35%.
On December 5, 2024, the Company closed a registered direct offering for the purchase and sale of an aggregate 7,813,931 shares of its Class A common stock at a purchase price per share of $4.63, for gross proceeds of approximately $36.2 million.
We believe that, as a result of these initiatives, along with our existing cash and cash equivalents, the Company will be able to fund operations and capital needs for the next year from the date these consolidated financial statements were available to be issued.
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

Note 3 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, as well as elimination of intercompany accounts, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP. References to U.S. GAAP issued by the Financial Accounting Standards Board’s (“FASB”) in these accompanying notes to the consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Such estimates include, but are not limited to, revenue recognition, allowance for credit losses, loss on loan purchase commitment, discount on self-originated loans, intangible assets and goodwill, inventory valuation, estimates related to useful lives of capitalization software, estimation of contingencies, recoverability of deferred tax assets, the incremental borrowing rate applied to lease accounting, valuation of earn out liabilities and warrant liabilities, and estimation of income taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the consolidated financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.
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
Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. As of December 31, 2024 and 2023, the Company’s restricted stock units (“RSUs”) and Warrants were not considered in the computation as they are anti-dilutive. As of December 31, 2024 and 2023, there were no anti-dilutive shares or common stock equivalents outstanding.
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
[2] Brand Sales
Product Sales
The Company generates revenue through the sale of diapers, wipes and other baby products to consumers by way of the Company’s Platform. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer its product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.
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
Product Returns
Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary. As of December 31, 2024 and 2023, the Company had approximately $14,000 and $15,000, respectively, recorded as an allowance for sales returns.

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
All interest accrued but not collected for loans that are placed on non-accrual status or subsequently charged-off is reversed against interest income which is included in revenues, net on the consolidated statements of operations. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic and future principal and interest payments are reasonably assured, in which case the loan is returned to accrual status. The Company classifies its loans as either current or past due. Amounts are considered past due if a scheduled payment is not paid on its due date. The Company does not modify the terms of its existing loans with customers.
Allowance for Credit Losses - Loans Held for Investment
The Company estimates expected credit losses over the contractual term of loans, incorporating adjustments for anticipated prepayments and defaults when applicable. The contractual term excludes expected extensions, renewals, and modifications unless one of the following conditions is met: (i) management has a more likely than not expectation at the reporting date that an extension or renewal option is included in the original or modified contract, and (ii) such options are not unconditionally cancellable by the Company.

The foundation for the discount rate used in our credit loss estimation is the Secured Overnight Financing Rate ("SOFR"), a widely accepted benchmark for the cost of overnight borrowing collateralized by United States Treasury securities. SOFR is commonly used by traditional credit and warehouse facilities to account for interest rate variability. In addition to SOFR, our discount rate incorporates an interest rate floor, which reflects the minimum rate a market investor would require for a pool of unsecured consumer receivables. This rate is further adjusted based on prevailing market and macroeconomic conditions. The combination of SOFR and the interest rate floor determines the overall discount rate applied to calculate the net present value of expected credit losses. Management reviews the discount rate at each reporting period and updates when applicable.

The discount rate fluctuates in response to macroeconomic market cycles, as determined by management’s assessment of future economic conditions. The macroeconomic cycle is influenced by changes in money supply growth and contraction, which are inversely correlated with the discount rate. This inverse relationship allows for an adjusted present value assessment that accounts for the broader economic environment. Our cash flow model represents historical financial performance, while the discounted cash flow methodology projects future credit losses by adjusting the present value of historical data.

When management determines that loans are uncollectible, identified amounts are charged against the allowance for credit losses. Loans are written off in accordance with our charge-off policy, which stipulates charge-offs at 120 days past due or when other specific criteria are met. Any subsequent recoveries of previously charged-off amounts are credited back to the allowance for credit losses.
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
Inventory
Inventories are finished goods and are stated at lower of cost or net realizable value. Cost is measured by using an average cost method which approximates FIFO (first in, first out). The net realizable value of the Company’s inventory is estimated based on current and forecasted demand, and market conditions. The allowance for excess and obsolete inventory requires management to make assumptions and to apply judgment regarding a number of factors, including estimates applying past and projected sales performance to current inventory levels. As of December 31, 2024 and 2023, no reserve for inventory has been recorded.
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line basis over the estimated useful lives of the respective asset. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations. The Company’s property and equipment and related estimated useful lives consist of the following:

Assets	Estimated useful life
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease or useful life

Goodwill and Acquired Intangible Assets
Goodwill in the Company’s consolidated financial statements resulted from the Credova Merger, while the acquired intangible assets recorded in the Company’s consolidated financial statements resulted from both the EveryLife asset acquisition and the Credova Merger.
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
ASC 350, Intangibles—Goodwill and Other ("ASC 350") requires goodwill to be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performed its annual impairment test of goodwill as of December 31, 2024. The accounting guidance gives the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed. For the Company's annual impairment test of goodwill for the year ended December 31, 2024, the Company performed a qualitative assessment as of December 31, 2024 and concluded that it was more likely than not that the fair value of each of its reporting units exceeded the respective related carrying amounts and, as such, did not perform any quantitative tests.
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
Capitalized Software
The Company capitalizes costs related to the development of its internal software and certain projects for internal use in accordance with ASC 350-40, Internal-Use Software ("ASC 350-40"). The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method. Software development costs expensed and not capitalized, which are included in research and development expense in the accompanying consolidated statements of operations, were approximately $0.7 million and $1.1 million for years ended December 31, 2024, and 2023, respectively.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including intangible, capitalized software and lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset. No impairment of the Company’s long-lived assets was recorded for the years ended December 31, 2024 and 2023.

Convertible Notes
The Company may enter into convertible notes, which are convertible at the note holder's discretion, or, under certain circumstances, the Company’s discretion, into shares of Company common stock. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible notes date with a charge to expense in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and records interest expense as incurred.
Warrant Liabilities
The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 13) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each reporting period until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Warrants for periods where no observable traded price was available are valued using a Black-Scholes option pricing model. For the Public Warrants, quoted market price will be used as the fair value as of each relevant date.
Leases
The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represent an obligation to make lease payments arising from the lease. The Company’s lease agreement contains rent escalation provisions, which are considered in determining the ROU assets and lease liabilities. The Company begins recognizing rent expense when the lessor makes the underlying asset available for use by the Company. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. The interest rate the Company uses to determine the present value of future lease payments is the Company’s incremental borrowing rate because the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is a hypothetical rate for collateralized borrowings in economic environments where the leased asset is located based on credit rating factors. The ROU asset is determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Certain leases contain variable costs, such as common area maintenance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations.
Operating leases are included in the ROU assets and lease liabilities on the consolidated balance sheets. The Company has no finance leases.
Share-Based Compensation
The Company recognizes an expense for share-based compensation awards based on the fair value of the award on the date of grant. For certain awards, the Company has determined that the service inception date precedes the grant date as (a) the awards were authorized prior to establishing an accounting grant date, (b) the recipients began providing services prior to the grant date, and (c) there are performance conditions that, if not met by the accounting grant date, will result in the forfeiture of the awards. As the service inception date precedes the accounting grant date, the Company recognizes share-based compensation expense over the requisite service period based on the estimated fair value at each reporting date until the grant date. Forfeitures are accounted for when they occur. Modifications are approved by the Board and any incremental compensation cost is recognized in the period of occurrence.
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
The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in the financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the consolidated financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2024 and 2023.
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
The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year. For the years ended December 31, 2024 and 2023 no transfers between levels have been recognized.

Advertising
The Company expenses advertising costs as incurred. Advertising expenses were approximately $5.1 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively, which are included in sales and marketing expenses in the accompanying consolidated statements of operations.
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
Concentration of Risks
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. We maintain cash and cash equivalent balances in excess of the insured limits set by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts.
For the year ended and as of December 31, 2024, one customer accounted for 12% of the Company’s revenue. For the year ended December 31, 2023, no customer accounted for 10% or more of the Company's revenue.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805) ("ASU 2021-08"). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in ASC 606, Revenue from Contracts with Customers ("ASC 606"). At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, ASU 2021-08 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2021-08 should be applied prospectively. ASU 2021-08 became effective for the Company beginning January 1, 2024. The adoption of ASU 2021-08 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"), which clarifies that contractual sale restrictions are not considered in measuring fair value of equity securities and requires additional disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for public companies for fiscal years beginning after December 15, 2023, and became effective for the Company beginning January 1, 2024. The adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. ASU 2023-07 will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. ASU 2023-07 is effective for public companies for fiscal years beginning after December 15, 2023. ASU 2023-07 became effective for the Company beginning January 1, 2024. The adoption of ASU 2023-07 did not have a material impact on the consolidated financial statements. Refer to Note 18, Segments.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which intends to improve clarity and comparability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of adopting ASU 2024-01 on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements.
Note 4 — Recapitalization
As discussed in Note 1, Organization and Business Operations, the Business Combination was consummated on July 19, 2023, which, for accounting purposes, was treated as the equivalent of PublicSquare issuing stock for the net assets of Colombier, accompanied by a recapitalization. Under this method of accounting, Colombier was treated as the acquired company for financial accounting and reporting purposes under U.S. GAAP.
Transaction Proceeds
Upon closing of the Business Combination, the Company received gross proceeds of $34.9 million from the Business Combination, offset by total transaction costs of $16.8 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2023:

Cash-trust and cash, net of redemptions	$34,938,880
Less: transaction costs and advisory fees, paid	(16,834,686)
Net proceeds from the Business Combination	18,104,194
Less: public and private placement warrant liabilities	(8,816,500)
Less: earn-out liabilities	(2,400,000)
Add: amounts paid in advance	2,570,919
Add: Transaction costs in accounts payable and accrued expenses	2,967,393
Reverse recapitalization, net	$12,426,006
The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

Colombier Class A common stock, outstanding prior to the Business Combination	17,250,000
Less: Redemption of Colombier Class A common stock	(13,827,349)
Class A common stock of Colombier	3,422,651
Colombier Class B common stock, outstanding prior to the Business Combination	4,312,500
Business Combination shares	7,735,151
PublicSquare Shares	21,522,825
Common Stock immediately after the Business Combination	29,257,976

The number of PublicSquare shares was determined as follows:

	PublicSquare Shares	PublicSquare Shares after conversion ratio
Class A Common Stock	940,044	18,309,147
Class C Common Stock	165,000	3,213,678
Total	1,105,044	21,522,825
Public and private placement warrants
The Public Warrants issued in the IPO and 5,700,000 warrants issued in connection with private placement at the time of Colombier’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see Note 13).
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
Note 5 — Acquisitions
Credova
On March 13, 2024, the Company entered into the Credova Merger Agreement.
Pursuant to the Credova Merger Agreement, on March 13, 2024, Merger Sub merged with and into Credova. In connection with the Merger, each share of Credova’s equity was converted into the right to receive newly-issued shares of PublicSquare Class A common stock, and was delivered to the Credova stockholders at the closing (“Credova Stockholders”).
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
Acquisition-related costs of $2.3 million associated with the Credova Merger were included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024.
Since the acquisition date, $10.1 million of revenue and $4.1 million of net loss have been included in the consolidated statement of operations for the year ended December 31, 2024.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in years):

	Fair value	Estimated useful life
Trademarks and tradenames	$1,700,000	5
Internally developed software	3,600,000	3
Merchant relationships	5,900,000	5
State operating licenses	520,000	Indefinite
Total intangible assets	$11,720,000
The following unaudited supplemental pro forma combined financial information presents the Company’s combined results of operations for the years ended December 31, 2024 and 2023 as if the Credova Merger had occurred on January 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have occurred had the Credova Merger been completed on January 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Credova.

	Year ended December 31, 2024	Year ended December 31, 2023
Revenue	$26,112,999	$21,160,166
Net loss	$(56,296,035)	$(58,170,571)
The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2023 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:
i.the elimination of Credova historical depreciation and amortization expense and the recognition of new depreciation and amortization expense;
ii.an adjustment to present acquisition-related transaction costs and other one-time costs directly attributable to the acquisition as if they were incurred in the earliest period presented; and
iii.the related income tax effects of the adjustments noted above, as applicable.
EveryLife, Inc.
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

The following table presents the acquisition date fair value of the asset acquired:

Assets acquired:
Balance – January 1, 2023	$—
Issuance of common stock at fair value	1,334,850
Legal costs capitalized	42,611
Balance – December 31, 2023	$1,377,461
Note 6 — Intangible Assets, Net
The following table summarizes intangible assets, net:

	Estimated useful life	December 31,
		2024	2023
Capitalized software development costs	1-5 years	$8,620,519	$5,011,519
Trademark and tradenames	5 years	1,700,000	—
Internally developed software	3 years	3,600,000	—
Merchant relationships	5 years	5,900,000	—
State operating licenses	Indefinite	520,000	—
Purchased technology	1-15 years	247,488	247,489
Brand name	10 years	1,377,461	1,377,461
Total intangible assets		21,965,468	6,636,469
Less: Accumulated amortization		(6,175,031)	(3,079,440)
Total intangible assets, net		$15,790,437	$3,557,029
Amortization expense was $3.2 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, estimated future amortization expense is expected as follows:

2025	$4,268,679
2026	4,268,679
2027	3,189,924
2028	2,516,424
2029	470,408
Thereafter	556,323
$15,270,437
Note 7 — Loans Held for Investment, Net

The Company classifies its loans as either current or past due. The following reflects the credit quality of the Company’s loans held for investment, as delinquency status has been identified as the primary credit quality indicator, based on the recorded amount of the receivable in delinquent status as of December 31, 2024:

		Past Due
	Current	30-59 Days	60-89 days	> 90 days	Total
Loans held for investment	$5,386,074	$83,105	$41,861	$27,120	$5,538,160
Allowance for credit losses					(816,045)
Loans held for investment, net					$4,722,115

These loans have a variety of lending terms as well as original maturities ranging from six weeks to thirty-six months. The average remaining life of the Company’s loans was approximately 11 months as of December 31, 2024. Given that the Company’s loan portfolio focuses on unsecured installment loans, the Company evaluates the portfolio as a single homogeneous loan portfolio and performs further analysis by product type as needed.
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
The changes in allowance for credit losses on loans held for investment as of December 31, 2024 is as follows:

Balance at January 1, 2024	$—
Reserve established from loans acquired in Credova Merger	1,130,515
Charge-offs	(1,367,121)
Provision for credit losses	1,052,651
Balance at December 31, 2024	$816,045
Note 8 — Property and Equipment
The following table summarizes property and equipment:

	December 31,
	2024	2023
Furniture and fixtures	$185,744	$142,994
Leasehold improvements	177,940	—
Total cost	363,684	142,994
Less: Accumulated depreciation	(88,145)	(15,855)
Property and equipment, net	$275,539	$127,139
Depreciation expense was $0.1 million and $12,648 for the years ended December 31, 2024 and 2023, respectively.
Note 9 — Revolving Line of Credit
The Company assumed a $10.0 million revolving loan with a finance company through the Credova Merger (Note 5) which bears interest at a rate of 15.0% and requires minimum monthly interest payments. The funding termination date is June 30, 2024. The borrowing base is based upon a percentage of eligible receivables which are valued as the outstanding principal amount, less adjustments for loans held for investment that are more than thirty-one days but no more than sixty days past due. For calculating the borrowing base, receivables more than sixty days past due are excluded. The total amount that can be borrowed under the loan is reduced to the amount of the borrowing base if that amount is lower.
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
As of December 31, 2024, the outstanding advances under this revolving loan totaled $3.8 million.
Note 10 — Accrued Expenses
The following table summarizes accrued expenses:

	December 31,
	2024	2023
Accrued payroll	$400,877	$516,754
Accrued acquisition costs	—	440,164
Accrued professional services	12,463	172,700
Accrued taxes and licenses	66,013	124,250
Accrued legal	114,093	113,483
Accrued Board fees	—	89,750
Accrued marketing	98,492	82,115
Accrued inventory	155,798	—
Accrued other	319,593	102,337
Total accrued expenses	$1,167,329	$1,641,553
Note 11 — Leases
From time to time, the Company may enter into short-term or long-term lease arrangements as part of its normal operations. On September 1, 2022, the Company entered into a two-year lease for office space in Rancho Santa Fe, California at a monthly rate of $15,538 for year one and $16,719 for year two. This lease agreement terminated on August 31, 2024 in accordance with the original terms.

The Company entered into 16-month sublease for office space in West Palm Beach, Florida on October 1, 2023 at a monthly rate of $16,457 which terminated on February 28, 2025.

As part of the Credova acquisition, the Company acquired a four-year office lease in Bozeman, Montana, that terminates in April 2027. The monthly rental expense is $10,468.
Rent expense under the operating leases included in the results of operations, inclusive of common area maintenance charges and real estate taxes, was $0.5 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.
The following amounts were recorded in the Company’s consolidated balance sheets relating to its operating leases and other supplemental information:

	December 31,
	2024	2023
ROU assets	$274,603	$324,238
Lease liabilities:
Current lease liabilities	$122,587	$310,911
Non-current lease liabilities	163,716	16,457
Total lease liabilities	$286,303	$327,368
Other supplemental information:
Weighted average remaining lease term	2.2 years	1 year
Weighted average discount rate	10.20%	10.50%

The following table presents the lease payments relating to the Company’s operating leases:

Fiscal Year	December 31, 2024
2025	$144,273
2026	131,196
2027	44,112
Total lease payments	319,581
Less: imputed interest	(33,278)
Present value of operating lease liabilities	$286,303
Note 12 — Convertible Promissory Notes
Promissory Note Exchange
Prior to the execution of the Credova Merger Agreement, Credova, PublicSquare and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the Closing, the Participating Noteholders delivered their Subdebt Notes of Credova for cancellation, in exchange for newly-issued replacement notes issued by PublicSquare, convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes have 9.75% simple interest per annum and 10-year maturity dates.
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
As of December 31, 2024, the convertible promissory notes payable was $8.4 million.
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
Convertible Promissory Notes
During the year ended December 31, 2023, the Company issued convertible promissory notes (the “Notes”) in the total amount of $22.5 million that accrue interest at the rate of 5% per annum until converted or paid in full upon maturity being December 31, 2024.
As described in Note 1, on July 19, 2023, the Company consummated the Business Combination and became a publicly-traded company at which time the balance under each Note converted automatically into shares of PublicSquare Common Stock at a conversion price per share based upon an implied $100.0 million fully diluted pre-money valuation, excluding the Notes.

The Notes are required to be recorded at their initial fair value on the date of issuance under ASC 480-10-25-14, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of the Notes are recognized as non-cash gains or losses in the consolidated statements of operations.
The change in the fair value of the Notes measured with Level 3 inputs for the year ended December 31, 2023 is summarized as follows:

Convertible Notes
Fair value as of January 1, 2023	$—
Principal balance of convertible notes issued	22,500,000
Change in valuation inputs or other assumptions	14,571,109
Conversion of convertible notes	(37,071,109)
Fair value as of December 31, 2023	$—
Note 13 — Warrant Liabilities
As part of Colombier’s initial public offering (“IPO”), Colombier issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Colombier completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. At December 31, 2024 and 2023, there are 5,750,000 Public Warrants and 5,700,000 Private Placement warrants outstanding.
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
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the consolidated statement of operations at each reporting period until they are exercised. As of December 31, 2024 and 2023, the Public Warrants and Private Placement Warrants are presented within warrant liabilities on the consolidated balance sheets.

Note 14 — Related Parties
In June 2023, the Company signed a consulting agreement with a Board member to provide advisory services to EveryLife. In exchange, the Board member receives $10,000 per month and 40,000 RSUs that vest at the completion of the consulting agreement. On November 29, 2023, the Company entered into a new consulting agreement with the same Board member, through his consulting company. In connection with the execution of the November 2023 consulting agreement, the previous consulting agreement was terminated. Pursuant to the November 2023 consulting agreement, the Board member receives $30,000 per month and was granted 120,000 RSUs, subject to approval by the Company’s board, in connection with consulting services provided to the Company, including in regard to outreach, marketing and growth initiatives for the Company and EveryLife. Pursuant to the consulting agreement, 30,000 RSUs vested on January 31, 2024, 60,000 RSUs were to vest on May 3, 2024, and 30,000 RSUs will vest on November 1, 2024. On February 27, 2024, the November 2023 consulting agreement was amended to reduce the monthly fee from $30,000 to $15,000, and to remove the RSU grant of the 60,000 RSUs set to vest on May 3, 2024. The consulting agreement was mutually cancelled in November 2024. For the year ended December 31, 2024 and 2023, the Company has incurred and paid $187,500 and $188,801, respectively.
In August 2023, the Company signed a one-year strategic consulting agreement with a consulting company that is controlled by a Board member. The consulting company was engaged by the Company to provide strategic advice and assistance to the Company in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. The fixed fee was reduced to $60,000 per month plus expenses in 2024 and the agreement was terminated at the end of November 2024. As of December 31, 2024 and 2023, the Company has incurred and paid $660,000 and $360,000, respectively, relating to this agreement. The Board member resigned in December 2024.
In December 2023, the Company signed another agreement with the same strategic consulting company that is controlled by a Board member. The consulting company was engaged by the Company to provide merger and acquisitions advice in connection with its potential acquisition. The term of the agreement was the earlier of twelve months or the consummation of the acquisition. The fees for these services is $150,000 payable promptly at the closing of an acquisition and Class A stock in the Company of 4% of the gross enterprise value or total consideration paid with respect to an acquisition. As of December 31, 2024 and 2023, the Company has incurred and paid $150,000 and zero, respectively, relating to this agreement.
In August 2024, the Company entered into a one-year strategic consulting agreement with an individual who was appointed to the PublicSquare Board in December 2024. The individual was engaged by the Company to provide strategic advice and assistance with partnership development and marketing leadership for a fixed fee of $42,000 per month plus 100,000 Restricted Stock Units which will vest one year from the grant date. As of December 31, 2024, the Company has incurred and paid $241,161. The Board member resigned in December 2024.
Note 15 — Share-Based Compensation
On July 25, 2023, the Board of the Company approved the PSQ Holdings, Inc. 2023 Stock Incentive Plan as well as the 2023 Employee Stock Purchase Plan, whereby it may grant to certain employees, consultants and advisors an award, such as (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock and (d) RSUs, of the Company.
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

2023 Employee Stock Purchase plan
The purpose of this plan is to provide eligible employees opportunities to purchase shares of the Company’s Class A common stock. For this purpose, the Board approved 600,000 shares of Class A Common stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the least of (i) 425,000 shares of Class A Common Stock, (ii) 5% of the outstanding shares of all classes of Company common stock, $0.0001 par value per share, on such date and (iii) a number of shares of Class A Common Stock determined by the Board.
Restricted Stock Units
During the years ended December 31, 2024 and 2023, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and members of the Board. Each RSU entitles the recipient to one share of our common stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.
Share-based compensation expense for RSUs is recorded ratably over their vesting period.
A summary of the activity with respect to, and status of, RSUs during the year ended December 31, 2024 and 2023 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2023	—	$—
Granted	2,462,989	$8.88
Forfeited	(108,000)	$10.12
Vested	(699,447)	$6.98
Unvested as of December 31, 2023	1,655,542	$9.61
Granted	3,944,057	$4.83
Forfeited and cancelled	(557,975)	$7.53
Vested	(2,512,989)	$6.60
Unvested as of December 31, 2024	2,528,635	$6.16
As of December 31, 2024 and 2023 there were 3,386,082 and 2,354,989 RSUs outstanding, respectively.
During the years ended December 31, 2024 and 2023, the Company recorded share-based compensation expense, related to RSUs of $17.1 million and $5.0 million, respectively. As of December 31, 2024 and 2023, unrecognized compensation cost related to the grant of RSUs was approximately $15.4 million and $21.4 million, respectively. Unvested outstanding RSUs as of December 31, 2024 and 2023 had a weighted average remaining vesting period of 1.66 years and 2.32 years, respectively.
Share based compensation relating to earn-out
Certain executive officers, employees and service providers of PublicSquare will be entitled to receive up to 3,000,000 shares of Class A Common Stock (the “Earn-out Shares”) in the event certain trading price-based metrics are satisfied during the five (5)-year period commencing on the date of the Closing and ending on the fifth anniversary thereof (the “Earn-out Period”), or, if earlier, upon the occurrence of a change of control transaction (as defined in the Merger Agreement) during the Earn-out Period with an implied per share price that exceeds the relevant trading price-based metrics. Specifically, Earn-out Shares will be earned if one or more of the three (3) triggering events described below occurs:
•in the event that, and upon the date during the Earn-out Period on which, the volume-weighted average trading price of Class A Common Stock quoted on the New York Stock Exchange (“NYSE”) (or such other exchange on which the shares of Class A Common Stock are then listed) for any twenty (20) trading days within any thirty (30) consecutive trading day period (the “Earn-out Trading Price”) is greater than or equal to $12.50, the Participating Equity Holders will be entitled to receive an aggregate of 1,000,000 Earn-out Shares;

•in the event that, and upon the date during the Earn-out Period on which, the Earn-out Trading Price is greater than or equal to $15.00, the Participating Equity Holders will be entitled to receive an aggregate of 1,000,000 additional Earn-out Shares; and
•in the event that, and upon the date during the Earn-out Period on which, the Earn-out Trading Price is greater than or equal to $17.50, the Participating Equity Holders will be entitled to receive an aggregate of 1,000,000 additional Earn-out Shares.
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
During the years ended December 31, 2024 and 2023, the Company recorded share-based compensation expense, related to the earn-out shares of $3.7 million and $1.7 million, respectively. As of December 31, 2024 and 2023, unrecognized compensation cost related to the earn-out shares was approximately $12.2 million and $15.9 million, respectively.
During the years ended December 31, 2024 and 2023, the Company recorded the following share-based compensation expense, related to RSUs, earn-out shares, Credova Merger and Business Combination:

	For the year ended December 31,
	2024	2023
Cost of sales	$172,310	$20,106
General and administrative	11,250,957	2,762,361
Sales and marketing	6,620,093	2,636,289
Research and development	1,792,384	579,263
Transaction costs incurred in connection with Credova Merger	887,409	—
Transaction costs incurred in connection with the Business Combination	—	708,400
Total share-based compensation expense	$20,723,153	$6,706,419
Note 16 — Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of $0.0001 par value preferred stock. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
Class A Common Stock
The Company is authorized to issue 500,000,000 shares of $0.0001 par value Class A Common Stock. As of December 31, 2024 and 2023, the Company had 39,575,499 and 24,410,075 shares of Class A common stock issued, and outstanding, respectively.
Each share of Class A Common Stock has one vote and has similar rights and obligations.

Class C Common Stock
The Company is authorized to issue 40,000,000 shares of $0.0001 par value Class C Common Stock. As of December 31, 2024 and 2023, the Company had 3,213,678 shares of Class C common stock issued, and outstanding.
Each share of the Company’s Class C Common Stock entitles its holder, initially the CEO, to a number of votes per share (rounded up to the nearest whole number) equal to (a) the aggregate number of outstanding shares of Class A Common Stock entitled to vote on the applicable matter as of the applicable record date plus 100, divided by (b) the aggregate number of outstanding shares of Class C Common Stock.
Note 17 — Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$22,602,438	$—	$—	$22,602,438

Liabilities
Warrant liabilities – Public Warrants	$4,600,000	$—	$—	$4,600,000
Warrant liabilities – Private placement warrants (1)	—	—	5,586,000	5,586,000
Earnout liabilities (2)	—	—	620,000	620,000
Total liabilities	$4,600,000	$—	$6,206,000	$10,806,000

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$10,301,371	$—	$—	$10,301,371

Liabilities
Warrant liabilities – Public Warrants	$4,715,000	$—	$—	$4,715,000
Warrant liabilities – Private placement warrants (1)	—	—	5,415,000	5,415,000
Earnout liabilities (2)	—	—	660,000	660,000
Total liabilities	$4,715,000	$—	$6,075,000	$10,790,000
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

The following table presents the changes in fair value of the private placements warrants:

Private Placement Warrant Liabilities
Liability at beginning of the period	$—
Assumed in the Business Combination	4,408,250
Change in fair value	1,006,750
Balance as of December 31, 2023	$5,415,000
Change in fair value	171,000
Balance as of December 31, 2024	$5,586,000
The following table presents the changes in fair value of the earn-out liabilities:

Earn-out Liabilities
Liability at beginning of the period	$—
Assumed in the Business Combination	2,400,000
Change in fair value	(1,740,000)
Balance as of December 31, 2023	$660,000
Change in fair value	(40,000)
Balance as of December 31, 2024	$620,000
Note 18 — Segments
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
As of December 31, 2024, the Company’s operating and reportable segments include:
•Marketplace: PublicSquare has created a marketplace platform to access consumers that are drawn to traditional values. The Company generates revenue from advertising and e-commerce transaction revenues.
•Brands: The Company's wholly-owned Brands subsidiaries include EveryLife, Inc., which generates revenue from online and wholesale sales of diapers, wipes and other baby products.
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
•PSQPayments LLC (also referred to as “PSQ Payments”), is a wholly owned subsidiary of PublicSquare which generates revenue from launching a merchant servicer platform to provide its customers with a payments stack which comprises a framework of technological components and services that the Company’s customers can utilize to manage their payment processes.
The CODM measures and evaluates the Company’s performance based on segment gross revenue, segment non-GAAP gross profit and segment non-GAAP operating loss.
Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.

The following tables set forth the Company’s revenues, net and operating loss for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023
Revenues, net:
Marketplace
Advertising and e-commerce sales	$2,951,292	$2,987,406
Brands
Product sales	10,979,823	3,185,931
Other sales	51,039	—
Returns and discounts	(843,765)	(487,350)
Total Brand revenues, net	10,187,097	2,698,581
Financial Technology
Direct revenue	3,269,740	—
Interest income on loans	2,569,061	—
Loan and lease contracts sold, net	4,002,463	—
Payments revenue	219,781	—
Total Financial Technology revenues, net	10,061,045	—
Total revenues, net	$23,199,434	$5,685,987

	For the year ended December 31, 2024
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$2,951,292	$10,187,097	$10,061,045	$23,199,434
Cost of revenues attributable to segments	(1,974,852)	(6,243)	(438,144)	(2,419,239)
Cost of goods sold attributable to segments	—	(6,705,961)	—	(6,705,961)
Segment non-GAAP Gross Profit	976,440	3,474,893	9,622,901	14,074,234
Operating expenses attributable to segments	(11,998,210)	(5,552,022)	(10,738,319)	(28,288,551)
Segment non-GAAP operating loss	(11,021,770)	(2,077,129)	(1,115,418)	(14,214,317)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments				(16,106,785)
Transaction costs incurred in connection with acquisitions				(2,295,502)
Share-based compensation (exclusive of what is included in transaction costs above)				(19,835,744)
Depreciation and amortization				(3,258,810)
Operating loss				(55,711,158)
Other expense, net				(1,974,950)
Loss before income taxes				$(57,686,108)

	For the year ended December 31, 2023
	Marketplace	Brands	Financial Technology	Total

Revenues, net	$2,987,406	$2,698,581	$—	$5,685,987
Cost of revenues attributable to segments	(1,829,066)	—	—	(1,829,066)
Cost of goods sold attributable to segments	—	(1,969,147)	—	(1,969,147)
Segment non-GAAP Gross Profit	1,158,340	729,434	—	1,887,774
Operating expenses attributable to segments	(12,613,627)	(2,633,588)	—	(15,247,215)
Segment non-GAAP operating loss	(11,455,287)	(1,904,154)	—	(13,359,441)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments				(10,149,261)
Transaction costs incurred in connection with the Business Combination				(6,845,777)
Transaction costs incurred in connection with potential acquisitions				(550,792)
Share-based compensation (exclusive of what is included in transaction costs above)				(5,998,019)
Depreciation and amortization				(2,442,706)
Operating loss				(39,345,996)
Other expense, net				(13,981,246)
Loss before income taxes				$(53,327,242)
No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.
Note 19 — Commitments and Contingencies
Other Legal Matters
Credova is responding to inquiries from the Consumer Financial Protection Bureau (CFPB) regarding Credova’s lease products. In connection with this, the CFPB informed Credova that it is authorized to pursue a resolution or file an enforcement action, and has suggested certain injunctive relief. No assurance can be given that a settlement will be reached or about the terms of any such settlement. At this time, the Company is unable to state the exact nature of any relief that might be sought in any such action or resolution, including monetary relief or penalties, if any.
From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2024 and 2023, except as described in the preceding paragraph, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Note 20 — Income Taxes
The following represents the components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023:

	December 31,
	2024	2023
Sec 174 Cost – Domestic and Foreign	$2,187,000	$1,320,000
Net operating loss – Federal and State	15,878,000	5,686,000
Loan lease loss reserve	195,000	—
Share-based compensation	4,483,000	1,345,000
Depreciation and amortization	660,000	656,000
Identifiable Intangibles from Credova Acquisition	(2,434,000)	—
Credit – State	65,000	65,000
Capitalized acquisition cost	132,000	—
Other, net	48,000	(10,000)
Total deferred tax asset	21,214,000	9,062,000
Less: valuation allowance	(21,214,000)	(9,062,000)
Net deferred tax asset	$—	$—
As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $70.0 million and $26.1 million, respectively, which may be available to reduce future taxable income, and may be carried forward indefinitely. At December 31, 2024 and 2023, the Company had approximately $37.0 million and $14.3 million of combined state NOLs respectively, which some expire between 2032 and 2044 and others indefinitely. Section 382 of the Internal Revenue Code (“Section 382”), imposes limitations on a corporation’s ability to utilize its NOL, if it experiences an “ownership change.” The Company has not completed a Section 382 study at this time; however, should a study be completed certain NOLs may be subject to such limitations. Any future annual limitation may result in the expiration of NOLs before utilization. In addition, the Company had California research and development tax credit carryforwards of $82 thousand available to reduce future tax liabilities. These unused research tax credit can be carried forward indefinitely until utilized, respectively.
In accordance with FASB ASC Topic 740, Accounting for Income Taxes, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. The Company has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $21.2 million and $9.1 million has been established at December 31, 2024 and 2023, respectively. The valuation allowance increased by $12.1 million during the year ended December 31, 2024.
A reconciliation of income tax (expense) benefit at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements are as follows:

	For the years ended December 31,
	2024	2023
Federal tax expense	21.0%	21.0%
State tax expense, net of federal benefit	2.1%	0.9%
Permanent differences	0.3%	(8.3)%
Impact from rate change	0.3%	(1.2%)
Change in valuation allowance	(21.1)%	(11.7)%
Other difference	(2.6)%	(0.7%)
	0.0%	0.0%

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2024 and 2023.
The Company is subject to U.S. federal income tax and California state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax years of 2021-2023; currently, no federal or state income tax returns are under examination by the respective taxing authorities.
The Company paid California minimum taxes of $1,181 and $1,945 for the years ended December 31, 2024 and 2023, respectively.
Note 21 — Subsequent Events
The Company has evaluated and recognized or disclosed subsequent events, as appropriate, form the consolidated balance sheet date through the date the consolidated financial statements were available to be issued.
In January 2025, the Company paid out $0.3 million in cash and granted 499,998 RSUs to employees as part of the 2024 performance bonus payout. The RSUs will vest 50% on March 31, 2025 and 50% on September 30, 2025. Additionally, the Company granted 220,264 RSUs to Financial Technology employees as a bonus for achieving a certain Gross Merchandise Volume ("GMV") of signed and onboarded PSQ Payments merchants. The Company also granted 800,000 RSUs to the executive leadership team. The RSUs will vest over the next three years.
On February 18, 2025, the Company announced the launch of Automatic Clearing House ("ACH") processing capability under its Financial Technology segment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ Holdings, Inc.

Date: March 13, 2025		/s/ Bradley Searle
	Name:	Bradley Searle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Seifert	President, Chief Executive Officer and Chairman of the Board	March 13, 2025
Michael Seifert	(Principal Executive Officer)

/s/ Bradley Searle	Chief Financial Officer and Treasurer	March 13, 2025
Bradley Searle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donald J. Trump, Jr.	Director	March 13, 2025
Donald J. Trump, Jr.

/s/ Nick Ayers	Director	March 13, 2025
Nick Ayers

/s/ Blake Masters	Director	March 13, 2025
Blake Masters

/s/ Davis Pilot III	Director	March 13, 2025
Davis Pilot III

/s/ James Rinn	Director	March 13, 2025
James Rinn

/s/ Willie Langston	Director	March 13, 2025
Willie Langston

/s/ Dusty Wunderlich	Director	March 13, 2025
Dusty Wunderlich
82