Form 10-Q
period 2025-03-31
PSQ Holdings, Inc.
filed 2025-05-08
CIK 1847064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40457
PSQ Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2062844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

313 Datura Street, Suite 200 West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2025, there were 42,325,298 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and 3,213,678 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements
PSQ HOLDINGS, INC. (dba PublicSquare)
Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,039,959	$36,324,354
Restricted cash	236,896	265,253
Accounts receivable, net	674,432	447,819
Loans held for investment, net of allowance for credit losses of $651,225 and $689,007 as of March 31, 2025 and December 31, 2024, respectively	3,683,791	3,986,997
Lease merchandise, net of accumulated depreciation of $25,573 and zero and allowances of $367,201 and zero as of March 31, 2025 and December 31, 2024, respectively	656,189	—
Interest receivable	239,034	314,104
Inventory	2,432,560	2,663,397
Prepaid expenses and other current assets	2,782,204	2,835,238
Total current assets	38,745,065	46,837,162
Loans held for investment, net of allowance for credit losses of $106,013 and $127,038 as of March 31, 2025 and December 31, 2024, respectively, non-current	618,789	735,118
Property and equipment, net	228,605	275,539
Intangible assets, net	15,343,411	15,790,437
Goodwill	10,930,978	10,930,978
Operating lease right-of-use assets	230,487	274,603
Deposits	56,909	50,004
Total assets	$66,154,244	$74,893,841

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$3,704,403	$3,777,279
Accounts payable	3,104,975	3,503,553
Accrued expenses	1,592,588	1,167,329
Deferred revenue	57,754	53,671
Operating lease liabilities, current portion	109,570	122,587
Total current liabilities	8,569,290	8,624,419
Convertible promissory notes, related party (Note 9)	20,000,000	20,000,000
Convertible promissory notes	8,449,500	8,449,500
Earn-out liabilities	170,000	620,000
Warrant liabilities	2,804,500	10,186,000
Operating lease liabilities	135,248	163,716
Total liabilities	40,128,538	48,043,635
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A Common stock, $0.0001 par value; 500,000,000 authorized shares; 39,959,012 shares and 39,575,499 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3,996	3,958
Class C Common stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of March 31, 2025, and December 31, 2024	321	321
Additional paid in capital	150,369,162	146,746,355
Accumulated deficit	(124,347,773)	(119,900,428)
Total stockholders’ equity	26,025,706	26,850,206
Total liabilities and stockholders’ equity	$66,154,244	$74,893,841
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues, net	$6,749,621	$3,465,889
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	736,245	598,361
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	2,073,274	1,391,408
General and administrative	10,524,491	10,262,878
Sales and marketing	2,456,386	4,682,638
Research and development	1,437,453	1,141,958
Depreciation and amortization	1,211,110	296,597
Total costs and expenses	18,438,959	18,373,840
Operating loss	(11,689,338)	(14,907,951)
Other income (expense):
Other income, net	287,190	103,379
Change in fair value of earn-out liabilities	450,000	120,000
Change in fair value of warrant liabilities	7,381,500	2,231,500
Interest expense, net	(868,457)	(124,178)
Loss before income taxes	(4,439,105)	(12,577,250)
Income tax (expense) benefit	(8,240)	419
Net loss	$(4,447,345)	$(12,576,831)

Net loss per common share, basic and diluted	$(0.10)	$(0.44)
Weighted average shares outstanding, basic and diluted	42,953,447	28,395,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	39,575,499	$3,958	3,213,678	$321	$146,746,355	$(119,900,428)	$26,850,206
Issuance of common stock from Employee Stock Purchase Plan	—	—	3,995	—	—	—	—	—	—
Issuance of shares for fully vested restricted stock units	—	—	379,518	38	—	—	(38)	—	—
Share-based compensation	—	—	—	—	—	—	3,622,845	—	3,622,845
Net loss	—	—	—	—	—	—	—	(4,447,345)	(4,447,345)
Balance at March 31, 2025	—	$—	39,959,012	$3,996	3,213,678	$321	$150,369,162	$(124,347,773)	$26,025,706

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	24,410,075	$2,441	3,213,678	$321	$72,644,419	$(62,213,139)	$10,434,042
Issuance of common stock for Credova Merger	—	—	2,920,993	292	—	—	14,137,314	—	14,137,606
Issuance of shares for consulting arrangement	—	—	183,349	18	—	—	887,391	—	887,409
Share-based compensation	—	—	—	—	—	—	5,410,894	—	5,410,894
Issuance of shares for fully vested restricted stock units	—	—	663,500	66	—	—	(66)	—	—
Net loss	—	—	—	—	—	—	—	(12,576,831)	(12,576,831)
Balance at March 31, 2024	—	$—	28,177,917	$2,817	3,213,678	$321	$93,079,952	$(74,789,970)	$18,293,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(4,447,345)	$(12,576,831)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,381,500)	(2,231,500)
Change in fair value of earn-out liabilities	(450,000)	(120,000)
Share-based compensation	3,622,845	5,886,423
Amortization of step-up in loans held for investment	169,607	—
Provision for credit losses on loans held for investment and lease merchandise	661,963	75,507
Origination of loans and leases for resale	(7,869,448)	(1,493,581)
Proceeds from sale of loans and leases for resale	8,931,822	1,576,585
Gain on sale of loans and leases	(1,062,374)	(83,004)
Depreciation and amortization	1,211,110	296,597
Non-cash operating lease expense	41,485	94,774
Changes in operating assets and liabilities:
Accounts receivable	(226,613)	(160,729)
Interest receivable	75,070	(426,042)
Inventory	230,837	231,801
Prepaid expenses and other current assets	53,034	1,409,133
Deposits	(6,905)	25,644
Accounts payable	(373,712)	1,333,428
Accrued expenses	425,259	(185,658)
Deferred revenue	4,083	(81,500)
Operating lease liabilities	(41,485)	(95,787)
Net cash used in operating activities	(6,432,267)	(6,524,740)

Cash flows from Investing Activities
Additions to lease merchandise	(1,106,117)	—
Software development costs	(656,658)	(769,641)
Principal paydowns on loans held for investment	4,532,763	984,888
Disbursements for loans held for investment	(4,577,597)	(715,036)
Acquisition of businesses, net of cash acquired	—	141,215
Net cash used in investing activities	(1,807,609)	(358,574)

Cash flows from Financing Activities
Proceeds from revolving line of credit	2,270,331	—
Repayments on revolving line of credit	(2,343,207)	(215,865)
Net cash used in financing activities	(72,876)	(215,865)
Net decrease in cash, cash equivalents and restricted cash	(8,312,752)	(7,099,179)
Cash, cash equivalents and restricted cash, beginning of period	36,589,607	16,446,030
Cash, cash equivalents and restricted cash, end of the period	$28,276,855	$9,346,851
Cash and cash equivalents	28,039,959	9,112,952
Restricted cash	236,896	233,899
Total cash, cash equivalents and restricted cash, end of the period	$28,276,855	$9,346,851

Supplemental Non-Cash Investing and Financing Activity
Accrued variable compensation settled with RSU grants	$—	$411,878
Shares issued in connection with Credova Merger	$—	$14,137,606
Note Exchange in connection with Credova Merger	$—	$8,449,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC. (dba PublicSquare)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
PSQ Holdings, Inc. (collectively, “PublicSquare", "PSQ", "PSQH", or the "Company") is a technology-enabled Marketplace & Payments ecosystem that serves an audience of consumers and merchants who value life, family, and liberty. PublicSquare operates under three segments: Financial Technology, Marketplace, and Brands ("Financial Technology", "Marketplace", and "Brands"). The Financial Technology ("FinTech") segment comprises Credova, a "Buy Now Pay Later" company focused on the outdoors & shooting sports industry, and PSQ Payments, a payments processing company. The primary mission of the Marketplace segment is to help consumers put purpose behind their purchases by shopping with thousands of small businesses that prioritize quality products and services and traditional American values. PublicSquare leverages data and insights from the Marketplace to assess its customers’ and merchants' needs and provide a suite of wholly-owned Financial Technology services and wholly-owned direct-to-consumer ("D2C") products. The Brands segment includes EveryLife, Inc. ("EveryLife") a premium D2C life-affirming baby products company. Shares of PSQ Holdings Inc. are listed on the New York Stock Exchange and trade under the symbol “NYSE:PSQH”, and warrants are listed under the symbol "NYSE:PSQH.WS".
Credova Merger
On March 13, 2024, the Company entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary (“Merger Sub”) of the Company, Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement (“Credova Merger”). See Note 4 for further information.
Financial Technology
Our Financial Technology segment consists of PSQ Payments and Credova. PSQ Payments is the leading integrated merchant services solution that facilitates debit card, credit card, and automatic clearing house ("ACH") so the business owners utilizing our services can operate with peace of mind knowing that their economic liberties will always be protected. Credova offers a proprietary retail finance platform and related application programming interfaces (“APIs”) through which Credova is able to offer products in five main categories: (i) Merchant-originated products; (ii) Bank Partner-originated closed-end installment loans; (iii) Credova-originated loan products; (iv) Zero-interest installment products (“Pay-in-4”) and (v) leased merchandise.

Together, PSQ Payments and Credova provide a seamless, unified checkout solution that empowers Merchant customers to grow their business in a safe, secure, and reliable environment, where every transaction is protected and powered by freedom.
Marketplace
The primary mission of the Marketplace segment is to help consumers "shop their values" and put purpose behind their purchases. The PSQ platform (the “Platform”) can be accessed through two primary means:
•Mobile application - Our mobile app is available for both iOS and Android-based devices.
•Web - Users can access our full platform at PublicSquare.com.
Brands
Our brand revenues have been derived primarily from our sale of products. EveryLife, Inc. is a direct-to-consumer baby care company with a mission to provide premium products to every miraculous life. EveryLife is committed to its core values, ensuring product quality, and demonstrating generosity by donating diapers and wipes to moms in need. This commitment has quickly set EveryLife apart, elevating both its brand and products. EveryLife delivers high-performing and price-accessible products that align with the values of our consumers.
Note 2 — Liquidity
The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $4.4 million and $12.6 million for the three months ended March 31, 2025 and 2024, respectively, and had negative cash flows from operations of $6.4 million and $6.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had aggregate unrestricted cash and cash equivalents, of $28.0 million and $36.3 million and net working capital of $30.2 million and $38.2 million, respectively.
The Company believes its existing cash and cash equivalents will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.
The Company’s future capital requirements will depend on many factors including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing, and research and development efforts. In order to finance these opportunities, the Company may need to raise additional financing. While there can be no assurances, the Company may need to pursue issuances of additional equity raises and debt rounds of financing. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2024.
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

Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when there are anti-dilutive, common stock equivalents, these are not considered in the computation. As of March 31, 2025, the Company’s restricted stock units (“RSUs”) and warrants were not considered in the computation as they are anti-dilutive. As of March 31, 2025, there were no anti-dilutive shares or common stock equivalents outstanding.
Revenue Recognition
[1]Financial Technology Revenues
Financing Revenues
The Company principally generates financing revenue from five activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from rent payments on leased merchandise, revenue from retailer discounts, and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from rent payments on leased merchandise is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at the time of loan origination.
PSQ Payments generates revenue via its merchant servicer platform to provide its customers with a payments stack to efficiently manage their payment processes. The merchant servicer platform combines the payment processing and gateway into a single, integrated service encompassing all debit and credit card processing and automated clearing house in and out payment processing. The Company recognizes card processing and transaction revenues in connection with customer use of the platform.
[2]Marketplace Revenues
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
[3]Brand Revenues
Product Sales
The Company generates revenue through the sale of diapers, wipes, soaps, lotions, and other baby products to consumers by way of the Company’s Platform. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer its product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.
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
Product Returns
Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary. As of March 31, 2025 and December 31, 2024, the Company had approximately $9,000 and $14,000, respectively, recorded as an allowance for sales returns.
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
Lease Merchandise, net
The Company leases goods, consisting primarily of sporting goods, to its customers under certain terms agreed to by the customer and recognizes revenue straight-line over the lease term in accordance with Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments. Leases typically range between 12 and 24 months. All the Company's customer agreements are considered operating leases. The consumer goods under operating leases are initially recorded at cost and depreciated on a straight-line basis over the term of the related leases to the consumer goods estimated residual value. All lease assets are purchased concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Upon transfer of ownership of merchandise to customers, resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. Amounts shown in the condensed consolidated balance sheets are net of accumulated depreciation and allowances for lease losses.

The Company applies depreciation to lease merchandise as follows: (i) straight-line over the life of the lease term; (ii) accelerated deprecation for impaired leases and (iii) accelerated depreciation for leases when an early purchase option (buyout) is exercised.
The Company sells certain lease contracts to third parties and records the undepreciated cost of lease merchandise at the time of the sale within the net gain on lease contracts sold on the condensed consolidated statement of operations.
Allowance for Credit Losses - Loans Held for Investment
The Company estimates expected credit losses over the contractual term of loans and leases, incorporating adjustments for anticipated prepayments and defaults when applicable. The contractual term excludes expected extensions, renewals, and modifications unless one of the following conditions is met: (i) management has a more likely than not expectation at the reporting date that an extension or renewal option is included in the original or modified contract, and (ii) such options are not unconditionally cancellable by the Company.
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
Segment Reporting
Operating segments are defined as components of an entity for which separate discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has determined that the Company has three reportable segments comprised of Financial Technology, Marketplace, and Brands.
Concentration of Risks
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash balances may exceed the FDIC insurance limit of $250,000. The Company has not experienced any losses in such accounts.
For the three months ended March 31, 2025, one customer accounted for 14% of the Company’s revenue. For the three months ended March 31, 2024, no customer accounted for 10% or more of the Company’s revenue.
As of March 31, 2025 and December 31, 2024, no customer accounted for 10% or more of the Company’s accounts receivable.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2024, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update ("ASU") No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which intends to improve clarity and comparability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2024-01 effective January 1, 2025, which did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its condensed consolidated financial statements.
The Company has assessed the adoption impacts of recently issued accounting standards by the FASB on the Company’s condensed consolidated financial statements as well as material updates to previous assessments, if any, to the Company’s annual audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024.
Note 4 — Credova Acquisition
On March 13, 2024, the Company entered into the Credova Merger Agreement.
Pursuant to the Credova Merger Agreement, on March 13, 2024, Merger Sub merged with and into Credova. In connection with the Credova Merger, each share of Credova’s equity was converted into the right to receive newly-issued shares of PublicSquare Class A common stock, and was delivered to the Credova stockholders at the closing (“Credova Stockholders”).
Credova Merger Consideration
As consideration for the Credova Merger, Credova Stockholders received 2,920,993 newly-issued shares of Class A common stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. In March 2025, upon the 12-month anniversary of the closing, the Escrow Shares remaining in escrow were released and distributed pro rata to the former Credova Stockholders.

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
The purchase price allocation as of the acquisition date is presented as follows:

March 13, 2024
Purchase consideration:
Common stock, at fair value	$14,137,606
Assumption of notes payable	8,449,500
Cash paid	1,587,184
Total purchase consideration	$24,174,290

Purchase price allocation:
Cash	$1,728,400
Loans held for investment	7,027,678
Fixed assets	243,879
Intangible assets	11,720,000
Prepaid expenses	1,269,933
Goodwill	10,930,978
Operating lease right-of-use asset	341,121
Accounts payable and other current liabilities	(3,430,171)
Operating lease liability	(341,121)
Revolving line of credit	(5,316,407)
Fair value of net assets acquired	$24,174,290
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

The following unaudited supplemental pro forma combined financial information presents the Company's combined results of operations for the three months ended March 31, 2024 as if the Credova Merger had occurred on January 1, 2024. The pro forma information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have occurred had the Credova Merger been completed on January 1, 2024. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Credova.

Three months ended March 31, 2024
Revenue	$6,379,454
Net loss	$(11,263,956)
Note 5 — Goodwill and Intangible Assets, Net
Goodwill as of March 31, 2025 was $10.9 million, which resulted from the Credova Merger (See Note 4) and is included in the Financial Technology segment.
The following table summarizes intangible assets, net:

	Useful Life	March 31, 2025	December 31, 2024
Capitalized software development costs	1-5 years	$9,277,106	$8,620,519
Trademark and tradenames	5 years	1,700,000	1,700,000
Internally developed software	3 years	3,600,000	3,600,000
Merchant relationships	5 years	5,900,000	5,900,000
State operating licenses	Indefinite	520,000	520,000
Purchased technology	1-15 years	247,488	247,488
Brand name	10 years	1,377,461	1,377,461
Total intangible assets		22,622,055	21,965,468
Less: Accumulated amortization		(7,278,644)	(6,175,031)
Total intangible assets, net		$15,343,411	$15,790,437
Amortization expenses were approximately $1.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, estimated future amortization expense is expected as follows:

Remainder of 2025	$3,355,012
2026	4,473,369
2027	3,394,613
2028	2,569,164
2029	469,277
Thereafter	561,976
$14,823,411

Note 6 — Loans Held for Investment, Net
The Company classifies its loans as either current or past due. The following reflects the credit quality of the Company’s loans held for investment, as delinquency status has been identified as the primary credit quality indicator, based on the recorded amount of the receivable in delinquent status as of March 31, 2025:

		Past Due
	Current	30-59 Days	60-89 days	> 90 days	Total
Loans held for investment	$4,965,622	$54,270	$26,067	$13,859	$5,059,818
Allowance for credit losses					(757,238)
Loans held for investment, net					$4,302,580
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
The following tables summarize the balances of and changes in allowance for credit losses on loans held for investment as of March 31, 2025 and December 31, 2024:

Balance at January 1, 2024	$—
Balance acquired from Credova Merger	1,130,515
Charge-offs	(93,894)
Provision for credit losses	36,960
Balance at March 31, 2024	$1,073,581

Balance at December 31, 2024	$816,045
Charge-offs	(353,568)
Provision for credit losses	294,761
Balance at March 31, 2025	$757,238

Note 7 — Lease Merchandise, Net
The Company's lease merchandise, net of accumulated depreciation and allowance as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Lease merchandise	$1,048,963	$—
Less: Accumulated depreciation	(25,573)	—
Less: Allowance for lease merchandise losses	(367,201)	—
Lease merchandise, net	$656,189	$—
Depreciation expense on lease merchandise for the three months ended March 31, 2025 was $83,000, which includes $57,000 of accelerated depreciation due to early buyout. Depreciation expense on lease merchandise for the three months ended March 31, 2024 was zero.

The Company's merchandise on operating leases consisted mostly of sporting goods during the three months ended March 31, 2025. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases. There were no merchandise leases as of December 31, 2024.
The following table summarizes the balances of and changes in allowance for lease losses on lease merchandise as of March 31, 2025:

Balance at January 1, 2025	$—
Charge-offs	—
Provision for lease merchandise write-offs	367,201
Balance at March 31, 2025	$367,201
There was no balance or changes in the allowance for lease losses on lease merchandise during the three months ended March 31, 2024.
Note 8 — Revolving Line of Credit
The Company assumed a $10.0 million revolving loan with a finance company through the Credova Merger (Note 4) which bears interest at a rate of 15% and requires minimum monthly interest payments. On July 1, 2024 the Company entered into Amendment No. 5 to the Amended and Restated Loan and Security Agreement. The amendment extended the funding period for 12 months beginning July 1, 2024. The line of credit will bear interest at an annual rate of 14.5% with minimum interest requirement. The borrowing base is set at 89% of the unpaid principal balance of pledge receivables that are no more than sixty days past due. The amendment contains customary covenants, trigger events, representations and warranties. Certain assets at Credova are assigned as collateral.
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
As of March 31, 2025 and December 31, 2024, the outstanding advances under this revolving loan totaled $3.7 million and $3.8 million, respectively.

Note 9 — Convertible Promissory Notes
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
Pursuant to the terms of the Replacement Notes, at any time after the closing of the transactions contemplated by the Credova Merger Agreement (the “Credova Closing”), Participating Noteholders may elect to convert their Replacement Notes into a number of shares of Class A common stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 4.63641, subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus (i) between the Credova Closing and the first anniversary of the Credova Closing, 120% of the then outstanding principal amount, (ii) between the first anniversary and the second anniversary of the Credova Closing, 105% of the then outstanding principal amount and (iii) after the second anniversary of the Credova Closing, the then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A common stock if the daily volume-weighted average trading price of the Company Class A common stock exceeds 140% of the Conversion Price on each of at least ten consecutive trading days during the twenty trading day period prior to notice of such required conversion. The Company determined the embedded derivatives did not require bifurcation.
Credova Subdebt Notes not exchanged for Replacement Notes at Credova Closing were canceled following payment in full in cash.
As of March 31, 2025 and December 31, 2024, the convertible promissory notes payable was $8.4 million.
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
Note 10 — Related Parties
In June 2023, the Company signed a consulting agreement with a Board member to provide advisory services to EveryLife. The agreement was subsequently amended and then mutually cancelled in November 2024. For the three months ended March 31, 2025 and 2024, the Company incurred and paid zero and $0.3 million, respectively.
In August 2023, the Company signed a one-year strategic consulting agreement with a consulting company that is controlled by a Board member. The consulting company was engaged by the Company to provide strategic advice and assistance to the Company in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. The fixed fee was reduced to $60,000 per month plus expenses in 2024 and the agreement was terminated at the end of November 2024. For the three months ended March 31, 2025 and 2024, the Company incurred and paid zero and $540,000, respectively, relating to the agreement.
In December 2023, the Company signed another agreement with the same strategic consulting company that is controlled by a Board member. The consulting company was engaged by the Company to provide merger and acquisitions advice in connection with the Credova Merger. The term of the agreement was the earlier of twelve months or the consummation of the Credova Merger, which occurred on March 13, 2024. The fees for these services was $150,000 payable promptly at the closing of the Credova Merger and Class A common stock in the Company of 4% of the gross enterprise value or total consideration paid with respect to the merger. For the three months ended March 31, 2025 and 2024, the Company incurred and paid zero and $150,000, respectively, relating to the agreement.

In August 2024, the Company entered into a one-year strategic consulting agreement with an individual who was appointed to the PublicSquare Board in December 2024. The individual was engaged by the Company to provide strategic advice and assistance with partnership development and marketing leadership for a fixed fee of $42,000 per month plus 100,000 RSUs which will vest one year from the grant date. During the three months ended March 31, 2025, the Company has incurred and paid $42,000 and incurred and accrued $84,000.
Note 11 — Share Based Compensation
On July 25, 2023, the Board of Directors (the "Board") of the Company approved the PSQ Holdings, Inc. 2023 Stock Incentive Plan (the “Plan”) as well as the 2023 Employee Stock Purchase Plan (the "ESPP”), whereby it may grant to certain employees, consultants and advisors an award, such as (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock and (d) RSUs, of the Company.
2023 Stock Incentive Plan
Awards may be made under the Plan for up to such number of shares of Class A common stock of the Company as is equal to the sum of:
(A)a number of shares of Class A common stock equal to fifteen percent (15%) of the outstanding shares of all classes of Company Common Stock, determined immediately following the closing of the business combination between the Company and PublicSq. Inc. (f/k/a PSQ Holdings, Inc.), a Delaware corporation.
(B)an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the lesser of (i) 5% of the outstanding shares of all classes of Company Common Stock on such date and (ii) the number of shares of Class A common stock determined by the Board.
2023 Employee Stock Purchase Plan
The purpose of this plan is to provide eligible employees opportunities to purchase shares of the Company’s Class A common stock. For this purpose, the Board approved 600,000 shares of Class A common stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the least of (i) 425,000 shares of Class A common stock, (ii) 5% of the outstanding shares of all classes of Company common stock, $0.0001 par value per share, on such date and (iii) a number of shares of Class A common stock determined by the Board. On January 2, 2025, the Company issued 3,995 shares of its of Class A common stock pursuant to scheduled purchases under the ESPP.
Restricted Stock Units
During the three months ended March 31, 2025, and 2024, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and members of the Board. Each RSU entitles the recipient to one share of our common stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.
Share-based compensation expense for RSUs is recorded ratably over their vesting period.
A summary of the activity with respect to, and status of, RSUs during the three-month period ended March 31, 2025 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2025	2,528,635	$6.16
Granted	1,586,480	3.93
Forfeited	(73,442)	3.54
Vested	(699,918)	4.23
Unvested as of March 31, 2025	3,341,755	$5.60
As of March 31, 2025 and December 31, 2024 there were 4,822,871 and 3,386,082 RSUs outstanding, respectively.

As of March 31, 2025, unrecognized compensation cost related to the grant of RSUs was approximately $15.6 million. Unvested outstanding RSUs as of March 31, 2025 and December 31, 2024 had a weighted average remaining vesting period of 1.66 years for both periods.
Share-based compensation relating to earn-out
In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award.
The Company recorded $0.9 million for the three months ended March 31, 2025 and 2024 of share-based compensation expense, related to the earn-out shares. As of March 31, 2025, unrecognized compensation cost related to the earn-out shares was approximately $11.3 million.
During the three months ended March 31, 2025 and 2024, the Company recorded the following share-based compensation expense, related to RSUs, earn-out shares and Credova Merger:

	For the three months ended March 31,
	2025	2024
Cost of sales	$26,242	$23,974
General and administrative	2,639,188	2,638,132
Sales and marketing	493,629	2,015,793
Research and development	463,786	321,115
Transaction costs incurred in connection with Credova Merger	—	887,409
Total share-based compensation	$3,622,845	$5,886,423
Note 12 — Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$22,838,388	$—	$—	$22,838,388

Liabilities
Warrant liabilities – Public Warrants	$1,322,500	$—	$—	$1,322,500
Warrant liabilities – Private placement warrants(1)	—	—	1,482,000	1,482,000
Earn-out liabilities(2)	—	—	170,000	170,000
Total liabilities	$1,322,500	$—	$1,652,000	$2,974,500

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$22,602,438	$—	$—	$22,602,438

Liabilities
Warrant liabilities – Public Warrants	$4,600,000	$—	$—	$4,600,000
Warrant liabilities – Private placement warrants(1)	—	—	5,586,000	5,586,000
Earn-out liabilities(2)	—	—	620,000	620,000
Total liabilities	$4,600,000	$—	$6,206,000	$10,806,000
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
The following tables summarize the balances of and changes in Level 3 private placement warrants and earn-out liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	Private Placement Warrants	Earn-out Liabilities
Balance at January 1, 2025	$5,586,000	$620,000
Change in fair value	(4,104,000)	(450,000)
Balance at March 31, 2025	$1,482,000	$170,000

Balance at January 1, 2024	$5,415,000	$660,000
Change in fair value	(1,254,000)	(120,000)
Balance at March 31, 2024	$4,161,000	$540,000
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
As of March 31, 2025, the Company’s operating and reportable segments include:
•Financial Technology: Our wholly owned Financial Technology subsidiaries include:
•Credova Holdings, Inc., which generates revenue primarily through five activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from rent payments on leased merchandise, revenue from retailer discounts and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods.
•PSQPayments LLC (also referred to as “PSQ Payments”), is a wholly owned subsidiary of PublicSquare which generates revenue via its merchant servicer platform to provide its customers with a payments stack to efficiently manage their payment processes. The merchant servicer platform combines the payment processing and gateway into a single, integrated service encompassing all debit and credit card processing and ACH in and out payment processing.

•Marketplace: PublicSquare has created a marketplace platform to access consumers that are drawn to patriotic values. The Company generates revenue from advertising and e-commerce transaction revenues.
•Brands: The Company's wholly-owned Brands subsidiaries include EveryLife, Inc., which generates revenue from online and wholesale sales of diapers, wipes, soaps, lotions, and other baby products.
The CODM measures and evaluates the Company’s performance based on segment gross revenue, segment non-GAAP gross profit and segment non-GAAP operating loss.
Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.
The following tables set forth the Company’s revenues, net and operating loss for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Revenues, net:
Financial Technology
Direct revenue	$715,767	$154,607
Interest income on loans	588,496	139,398
Loan and lease contracts sold, net	1,062,374	83,004
Lease merchandise, net	112,804	—
Payments revenue	571,344	—
Total Financial Technology revenues, net	3,050,785	377,009
Marketplace
Advertising and e-commerce sales	428,649	945,471
Brands
Product sales	3,429,562	2,350,510
Returns and discounts	(159,375)	(207,101)
Total Brand revenues, net	3,270,187	2,143,409
Total revenues, net	$6,749,621	$3,465,889

	For the three months ended March 31, 2025
	Financial Technology	Marketplace	Brands	Total
Revenues, net	$3,050,785	$428,649	$3,270,187	$6,749,621
Cost of revenues attributable to segments(1)	(606,538)	(104,310)	(1,926)	(712,774)
Cost of goods sold attributable to segments	—	(412)	(2,072,862)	(2,073,274)
Segment non-GAAP Gross Profit	2,444,247	323,927	1,195,399	3,963,573
Operating expenses attributable to segments	(5,258,682)	(1,490,789)	(2,098,113)	(8,847,584)
Segment non-GAAP operating loss	(2,814,435)	(1,166,862)	(902,714)	(4,884,011)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments(1)				(1,971,372)
Share-based compensation				(3,622,845)
Depreciation and amortization				(1,211,110)
Operating loss				(11,689,338)
Other income, net				7,250,233
Loss before income taxes				$(4,439,105)
(1)$23,471 categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the condensed consolidated statements of operations has been included in the "Corporate costs not allocated to segments" line item.

	For the three months ended March 31, 2024
	Financial Technology	Marketplace	Brands	Total
Revenues, net	$377,009	$945,471	$2,143,409	$3,465,889
Cost of revenues attributable to segments	(90,746)	(507,615)	—	(598,361)
Cost of goods sold attributable to segments	—	—	(1,391,408)	(1,391,408)
Segment non-GAAP Gross Profit	286,263	437,856	752,001	1,476,120
Operating expenses attributable to segments	(414,994)	(1,909,716)	(1,114,614)	(3,439,324)
Segment non-GAAP operating loss	(128,731)	(1,471,860)	(362,613)	(1,963,204)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments				(5,355,542)
Transaction costs incurred in connection with potential acquisitions				(2,293,594)
Share-based compensation (exclusive of what is included in transaction costs above)				(4,999,014)
Depreciation and amortization				(296,597)
Operating loss				(14,907,951)
Other income, net				2,330,701
Loss before income taxes				$(12,577,250)
No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

Note 14 — Commitments and Contingencies
Other Legal Matters
Credova is responding to inquiries from the Consumer Financial Protection Bureau ("CFPB") regarding Credova’s lease products. In connection with this, the CFPB informed Credova that it is authorized to pursue a resolution or file an enforcement action, and has suggested certain injunctive relief. No assurance can be given that a settlement will be reached or about the terms of any such settlement. At this time, the Company is unable to state the exact nature of any relief that might be sought in any such action or resolution, including monetary relief or penalties, if any.
From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2025, except as described in the preceding paragraph, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.
Note 15 — Subsequent Events
The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the condensed consolidated balance sheet date through the date the condensed consolidated financial statements were available to be issued.
The Company entered into a 37-month lease for approximately 5,437 square feet of office space in West Palm Beach, Florida, on April 2, 2025 at a monthly rate of $19,483. The lease expires on May 2, 2028.
On April 18, 2025, the Company acquired certain software assets and intellectual property that it intends to use to enhance the Company’s payments service offerings. The consideration paid by the Company in the transaction was 2,000,000 shares of the Company’s Class A common stock and potential earn-out payments of up to $1,250,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes hereto included in Part I, Item 1 of this quarterly report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in any subsequent filing we make with the SEC.
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “PublicSquare,” “we”, “us”, “our”, and the “Company.”
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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2024, which are incorporated by reference herein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. These risks and others described under “Risk Factors” may not be exhaustive.
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
Overview
PublicSquare is a technology-enabled Marketplace & Payments ecosystem that serves an audience of consumers and merchants who value life, family, and liberty. PublicSquare operates under three segments: Financial Technology, Marketplace, and Brands. The primary mission of the Marketplace segment is to help consumers put purpose behind their purchases by shopping with thousands of small businesses that prioritize quality and classic American values. PublicSquare leverages data and insights from the Marketplace to assess its customers’ and merchants' needs and provide a suite of wholly-owned Financial Technology services and a wholly-owned Direct to Consumer ("D2C") brand. The Financial Technology segment comprises Credova, a "Buy Now Pay Later" ("BNPL") company focused on the outdoors & shooting sports industry, and PSQ Payments, a "cancel-proof" payments processing company. The Brands segment includes EveryLife, a premium D2C life-affirming baby products company.

Recent Developments
Board of Director Updates
On February 19, 2025, Board member Kelly Loeffler was confirmed as the Administrator of the Small Business Administration ("SBA") by the United States Senate. Per the Company's Corporate Governance Principles, upon her confirmation, Ms. Loeffler submitted her resignation as a member of the Board, effective on February 19, 2025.
On March 10, 2025, the Board appointed Willie Langston to the Audit Committee. Mr. Langston is an audit committee financial expert as defined in Item 407 of Regulation S-K and is financially literate and has accounting or related financial management expertise as such terms are used in Rule 303A.07 of the NYSE rules.
On April 25, 2025, the Board unanimously approved the following committee appointments:
•Willie Langston was appointed to the Compensation Committee
•Blake Masters was appointed to the Nominating Committee
•Nick Ayers was appointed as Chairman of the Nominating Committee
Components of Results of Operations
During the three months ended March 31, 2025 and 2024, our net loss was $4.4 million and $12.6 million, respectively. During the three months ended March 31, 2025, our net loss decreased $8.1 million as compared to the three months ended March 31, 2024, due to a $3.3 million increase in revenues, a $0.8 million reduction in operating expenses, a year over year gain of $5.2 million relating to the change in fair value of the warrant liabilities , and a year over year gain of $0.3 million relating to the change in fair value of the earnout liabilities quarter over quarter. This is offset by a $0.7 million increase in interest expense related to the revolving credit facility and convertible promissory notes issued. Since inception, we have financed our operations primarily through financing activities.
Revenues, net
We generate revenues from our three segments: Financial Technology, Marketplace, and Brands; a summary of each is described below.
Financial Technology
The Company principally generates BNPL revenue from five activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from rent payments on leased merchandise, revenue from retailer discounts, and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at time of loan origination.
PSQ Payments generates revenue via its merchant servicer platform to provide its customers with a payments stack to efficiently manage their payment processes. The merchant servicer platform combines the payment processing and gateway into a single, integrated service encompassing all debit and credit card processing and ACH in and out payment processing. The Company recognizes card processing and transaction revenues in connection with customer use of the platform.
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
The Company generates revenue through the sale of diapers, wipes, soaps, lotions, and other baby products to consumers by way of the Company’s Platform. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement.
For a description of our revenue recognition policies, see Note 3, Summary of Significant Accounting Policies, in our unaudited condensed consolidated financial statements.
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) consists of underwriting and transaction costs related to the sale of loans and leases, transaction costs incurred in the facilitation of loan and lease origination, and payment processing activities including interchange fees, assessment fees, processing costs and bank settlement charges paid to third-party payment processors and financial institutions in the ordinary course of operations. Additionally, the direct costs incurred in building and running the Marketplace Platform are included in cost of revenue.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, employee benefits, consultant fees, commissions, and direct marketing costs related to the promotion of PublicSquare’s platforms/solutions. As a result of cost-cutting efforts, we expect that sales and marketing expenses will remain steady in absolute dollars in future periods as we scale back paid marketing efforts and focus on monetizing current customer base, and decline as a percentage of total revenue over time. Our inability to scale our expenses could negatively impact profitability.

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
Non-Operating Income and Other Items
Other Income, net
Other income, net primarily relates to interest income earned on the money market accounts for the three months ended March 31, 2025.
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
Income Tax (Expense) Benefit
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
•Segment Revenue (see Note 13 for more details);
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
GMV of Financial Technology Segment
In addition to revenue, net loss, and other results under U.S. GAAP, the following table sets forth key operating metrics we use to evaluate our Financial Technology segment. The information below represents proforma information for 2024 as if the Credova Merger closed on January 1, 2024:

	Three Months Ended March 31,
	2025	2024	% Change
Gross merchandise volume (“GMV”) - Credit	$11,398,052	$16,893,281	(33)%

	Three Months Ended March 31,
	2025	2024	% Change
Gross merchandise volume (“GMV”) - PSQ Payments	$36,032,985	$—	100%
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions generated from the Financial Technology segment during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three months ended March 31, 2025, GMV was $11.4 million, which represented an approximate change of (33)%, as compared to the same period in 2024.
For the three months ended March 31, 2025, our top five merchants and platform partners represented approximately 58% of total GMV - Credit, as compared to 40% for the three months ended March 31, 2024. GMV - Credit attributable to our largest merchant during the three months ended March 31, 2025 represented 23% of total GMV - Credit, compared to 15% for the same period in 2024. The shift in volume from our top five merchants is primarily due to the overall reductions in sales across the industry.
GMV - Credit declined year-over-year, primarily due to a broader slowdown in the firearm retail industry and our continued emphasis on disciplined underwriting. Industry-wide sales softness impacted many of our merchant partners, with some reporting sales down over 20% year-over-year, aligning with broader market trends. According to the National Shooting Sports Foundation (“NSSF”), U.S. firearm sales declined for the fourth consecutive year in 2024, with approximately 15.2 million adjusted background checks—a 3.5% decrease from 2023—and a 9% year-over-year drop in February 2025 alone, marking one of the weakest February performances in over a decade. In addition to market pressures, our recent credit policy enhancements—including the broader implementation of machine learning—tightened approval rates as part of a long-term strategy to improve portfolio performance. These factors, along with changes to our origination channels and a shift in sales focus, contributed to the overall reduction in GMV - Credit during the period.
For the three months ended March 31, 2025 and 2024, GMV - PSQ Payments was $36.0 million and zero, respectively, which represented an approximate change of 100%, as compared to the same period in 2024. PSQ Payments was launched in October 2024.
As PSQ Payments is currently an emerging business and still in the process of onboarding new customers, only a concentrated number of merchants were actively processing through our solution during the period. Therefore, management believes 2025 GMV - Payments breakdown by merchant would not be beneficial to provide.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 which can be found elsewhere in this document.

The following table sets forth our condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024, and the dollar and percentage change between the two periods:

	For the Three Months Ended March 31,
	2025	2024	Variance ($)	Variance (%)
Revenues, net	$6,749,621	$3,465,889	$3,283,732	95%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	736,245	598,361	137,884	23%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	2,073,274	1,391,408	681,866	49%
General and administrative	10,524,491	10,262,878	261,613	3%
Sales and marketing	2,456,386	4,682,638	(2,226,252)	(48)%
Research and development	1,437,453	1,141,958	295,495	26%
Depreciation and amortization	1,211,110	296,597	914,513	308%
Total costs and expenses	18,438,959	18,373,840	65,119	—%
Operating loss	(11,689,338)	(14,907,951)	3,218,613	(22)%
Other income (expense):
Other income, net	287,190	103,379	183,811	178%
Change in fair value of earn-out liabilities	450,000	120,000	330,000	275%
Change in fair value of warrant liabilities	7,381,500	2,231,500	5,150,000	231%
Interest expense, net	(868,457)	(124,178)	(744,279)	599%
Loss before income taxes	(4,439,105)	(12,577,250)	8,138,145	(65)%
Income tax (expense) benefit	(8,240)	419	(8,659)	(2067)%
Net loss	$(4,447,345)	$(12,576,831)	$8,129,486	(65)%
Revenues, net

	For the three months ended March 31,
	2025	2024
Revenues, net:
Financial Technology
Direct revenue	$715,767	$154,607
Interest income on loans	588,496	139,398
Loan and lease contracts sold, net	1,062,374	83,004
Lease merchandise, net	112,804	—
Payments revenue	571,344	—
Total Financial Technology revenues, net	3,050,785	377,009
Marketplace
Advertising and e-commerce sales	428,649	945,471
Brands
Product sales	3,429,562	2,350,510
Returns and discounts	(159,375)	(207,101)
Total Brand revenues, net	3,270,187	2,143,409
Total revenues, net	$6,749,621	$3,465,889

Revenues, net increased by $3.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was driven by an increase in FinTech sales of $2.7 million, an increase in Brands sales of $1.1 million and partially offset by a decrease in Marketplace sales by $0.5 million.
Cost of revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) increased by $0.1 million, or 23%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to an increase of $0.6 million in FinTech transaction fees, offset by a $0.3 million reduction in employee compensation and $0.2 million reduction in other transaction costs.
Cost of goods sold (exclusive of depreciation and amortization)
Cost of goods sold (exclusive of depreciation and amortization) increased by $0.7 million, or 49% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to an increase in the sale of products.
General and Administrative Expense
General and administrative expense increased by $0.3 million, or 3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to an increase of $1.5 million in employee and variable compensation, primarily due to the addition of the Credova team. The increase was offset by a decrease in share-based compensation of $0.9 million and a decrease of $0.3 million in other administrative costs.
Sales and Marketing Expense
Sales and marketing expense decreased by $2.2 million, or 48%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to a $1.5 million decrease in share-based compensation expense, a $0.6 million decrease in brand awareness and advertising campaigns, partially offset by a $0.1 million increase in employee and contractor compensation.
Research and Development Expense
Research and development expense increased by $0.3 million, or 26%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to contractor expenses for development of operating software in the FinTech segment.
Depreciation and Amortization
Depreciation and amortization expense increased $0.9 million, or 308%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily related to the amortization of capitalized software development costs.
Other Income, net
Other income, net increased by $0.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to interest income earned on the money market accounts.
Change in Fair Value of Earn-out Liabilities
Changes in the fair value of earn-out liabilities increased by $0.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to a decrease in the fair value of the earn-out liabilities at the end of the reporting period.
Change in Fair Value of Warrant Liabilities
Changes in the fair value of warrant liabilities increased by $5.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to a decrease in the fair value of the warrant liabilities at the end of the reporting period.

Interest Expense, net
Interest expense, net increased by $0.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to the interest payable in relation to the convertible promissory notes recorded as of the reporting date, along with interest paid on the revolving line of credit.
Income Tax (Expense) Benefit
Income tax expense increased by an insignificant amount for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to state income tax.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been funds from financing activities. We have reported net losses of $4.4 million and $12.6 million for the three months ended March 31, 2025 and 2024, respectively, and had negative cash flows from operations of $6.4 million and $6.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had aggregate unrestricted cash and cash equivalents, of $28.0 million and $36.3 million and net working capital of $30.2 million and $38.2 million, respectively.
During the quarter, management made a strategic decision to invest in its FinTech segment and began taking assignment and holding closed-end consumer leases. This will result in increased revenues in the medium term while negatively impacting cash flow from operations in the short term.
We believe through our existing cash and cash equivalents, the Company will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.
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
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table shows our cash flows used in operating activities, investing activities and financing activities for the stated periods:

	For the three months ended March 31,
	2025	2024	$ Change
Net cash used in operating activities	$(6,432,267)	$(6,524,740)	$92,473
Net cash used in investing activities	$(1,807,609)	$(358,574)	$(1,449,035)
Net cash used in financing activities	$(72,876)	$(215,865)	$142,989
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $6.4 million compared to $6.5 million used in operating activities for the three months ended March 31, 2024. The decrease in cash used in operating activities was due primarily to a decrease of $8.1 million in net loss, offset by an increase in fair value of warrant liabilities of $5.2 million, an increase in fair value of earn-out liabilities of $0.3 million, an increase in the net cash used by operating assets and liabilities of $1.9 million and a decrease of $0.6 million in non-cash related expenses.

Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $1.8 million compared to $0.4 million used in investing activities for the three months ended March 31, 2024. Net cash used in investing activities for the three months ended March 31, 2025 primarily related to $1.1 million of additions to lease merchandise, $0.7 million of software development costs and $45,000 of net decrease in loans held for investment. Net cash used in investing activities for the three months ended March 31, 2024 primarily related to $0.8 million of software development costs partially offset by an increase of $0.3 million of net loans held for investment.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $0.1 million compared to $0.2 million used in financing activities for the three months ended March 31, 2024. The decrease was due to an increase of $2.3 million in proceeds from revolving line of credit partially offset by an increase of $2.1 million of repayments on the line of credit.
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
For the periods presented, we define non-GAAP operating loss as GAAP operating loss, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	For the three months ended March 31,
	2025	2024
Reconciliation:
GAAP operating loss	$(11,689,338)	$(14,907,951)
Non-GAAP adjustments
Corporate costs not allocated to segments	(1,971,372)	(5,355,542)
Transaction costs incurred in connection with acquisitions	—	(2,293,594)
Share-based compensation (exclusive of what is included in transaction costs above)	(3,622,845)	(4,999,014)
Depreciation and amortization	(1,211,110)	(296,597)
Non-GAAP operating loss	$(4,884,011)	$(1,963,204)
Off-Balance Sheet Arrangements.
None.

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
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our Unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2025 included elsewhere in this report. Our critical accounting policies are described below.
Revenue Recognition
[1]Financial Technology Revenues
Financing Revenues
The Company principally generates financial technology revenues from five activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from retailer discounts, and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at time of loan origination.
PSQ Payments generates revenue via its merchant servicer platform to provide its customers with a payments stack to efficiently manage their payment processes. The merchant servicer platform combines the payment processing and gateway into a single, integrated service encompassing all debit and credit card processing and ACH in and out payment processing. The Company recognizes card processing and transaction revenues in connection with customer use of the platform.
[2]Marketplace Revenues
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
[3]Brand Revenues
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

Lease Merchandise, net
The Company leases goods, consisting primarily of sporting goods, to its customers under certain terms agreed to by the customer and recognizes revenue straight-line over the lease term in accordance with Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments. Leases typically range between 12 and 24 months. All the Company's customer agreements are considered operating leases. The consumer goods under operating leases are initially recorded at cost and depreciated on a straight-line basis over the term of the related leases to the consumer goods estimated residual value. All lease assets are purchased concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Upon transfer of ownership of merchandise to customers, resulting from satisfaction of their lease obligations, the related cost an accumulated depreciation are eliminated from lease merchandise. Amounts shown in the condensed consolidated balance sheets are net of accumulated depreciation and allowances for lease losses.
The Company applies depreciation to lease merchandise as follows: (i) straight-line over the life of the lease term; (ii) accelerated deprecation for impaired leases and (iii) accelerated depreciation for leases when an early purchase option (buyout) is exercised.
The Company sells certain lease contracts to third parties and records the undepreciated cost of lease merchandise at the time of the sale within the net gain on lease contracts sold on the condensed consolidated statement of operations.
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
Allowance for Credit Losses - Lease Merchandise
The allowance for lease losses is established through a provision for lease losses charged to expense. Leases are charged against the allowance for leases losses when management believes the collectibility of the book value of the lease is unlikely. The allowance is an amount management believes will be adequate to absorb possible losses on existing leases that may become uncollectible, based on evaluations of the collectibility of lease payments and prior lease loss experience.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date, due to the material weakness in our internal control over financial reporting, including controls surrounding the preparation of the unaudited condensed consolidated statement of cash flows. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, the Company onboarded additional staff with requisite experience as accounting professionals, as well as identified and retained third-party professionals with whom to consult regarding complex accounting applications. Management believes these actions will enhance our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Except as noted above, and in the preceding two sentences, there was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 14 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PSQ Holdings, Inc.

Date: May 8, 2025		/s/ Michael Seifert
	Name:	Michael Seifert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025		/s/ Bradley Searle
	Name:	Bradley Searle
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)