Form 10-Q
period 2025-06-30
PSQ Holdings, Inc.
filed 2025-08-12
CIK 1847064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40457
PSQ Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2062844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

313 Datura Street, Suite 200 West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)
(754) 264-8701
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, there were 42,698,527 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and 3,213,678 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements
PSQ HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,577,116	$36,324,354
Restricted cash	307,114	265,253
Accounts receivable, net	623,516	447,819
Lease receivable, net	152,463	—
Loans held for investment, net of allowance for credit losses of $563,319 and $689,007 as of June 30, 2025 and December 31, 2024, respectively	4,058,928	3,986,997
Lease merchandise, net of accumulated depreciation of $345,410 and zero and allowances of $716,461 and zero as of June 30, 2025 and December 31, 2024, respectively	774,415	—
Interest receivable	218,479	314,104
Inventory	2,541,262	2,663,397
Prepaid expenses and other current assets	2,923,430	2,835,238
Total current assets	32,176,723	46,837,162
Loans held for investment, net of allowance for credit losses of $83,007 and $127,038 as of June 30, 2025 and December 31, 2024, respectively, non-current	598,096	735,118
Lease merchandise, net of accumulated depreciation of $1,333 and zero and allowances of $45,630 and zero as of June 30, 2025 and December 31, 2024, respectively, non-current	69,986	—
Property and equipment, net	208,062	275,539
Intangible assets, net	20,590,934	15,790,437
Goodwill	10,930,978	10,930,978
Operating lease right-of-use assets	808,511	274,603
Deposits	71,709	50,004
Total assets	$65,454,999	$74,893,841

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$4,006,634	$3,777,279
Accounts payable	2,850,853	3,503,553
Accrued expenses	1,417,246	1,167,329
Deferred revenue	2,053,848	53,671
Operating lease liabilities, current portion	523,021	122,587
Total current liabilities	10,851,602	8,624,419
Convertible promissory notes, related party (Note 9)	20,000,000	20,000,000
Convertible promissory notes	8,449,500	8,449,500
Earn-out liabilities	710,000	620,000
Warrant liabilities	2,689,500	10,186,000
Operating lease liabilities	303,004	163,716
Total liabilities	43,003,606	48,043,635
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Common stock, $0.0001 par value; 500,000,000 authorized shares; 42,676,029 shares and 39,575,499 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,267	3,958
Class C Common stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of June 30, 2025, and December 31, 2024	321	321
Additional paid in capital	155,160,558	146,746,355
Accumulated deficit	(132,713,753)	(119,900,428)
Total stockholders’ equity	22,451,393	26,850,206
Total liabilities and stockholders’ equity	$65,454,999	$74,893,841
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$7,082,868	$5,985,228	$13,832,489	$9,451,117
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	1,142,764	531,098	1,879,009	1,129,459
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	2,231,290	1,438,843	4,304,564	2,830,251
General and administrative	5,976,081	10,993,793	16,500,572	21,256,671
Sales and marketing	2,807,172	5,090,331	5,263,558	9,772,969
Research and development	1,299,799	1,031,794	2,737,252	2,173,752
Depreciation and amortization	1,682,502	930,874	2,893,612	1,227,471
Total costs and expenses	15,139,608	20,016,733	33,578,567	38,390,573
Operating loss	(8,056,740)	(14,031,505)	(19,746,078)	(28,939,456)
Other income (expense):
Other income, net	434,153	52,599	721,343	155,978
Changes in fair value of earn-out liabilities	10,000	220,000	460,000	340,000
Changes in fair value of warrant liabilities	115,000	3,091,000	7,496,500	5,322,500
Interest expense, net	(868,456)	(553,303)	(1,736,913)	(677,481)
Loss before income taxes	(8,366,043)	(11,221,209)	(12,805,148)	(23,798,459)
Income tax benefit (expense)	63	(14,037)	(8,177)	(13,618)
Net loss	$(8,365,980)	$(11,235,246)	$(12,813,325)	$(23,812,077)

Net loss per common share, basic and diluted	$(0.18)	$(0.36)	$(0.29)	$(0.80)
Weighted average shares outstanding, basic and diluted	45,253,319	31,391,595	44,104,601	29,901,952
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	39,575,499	$3,958	3,213,678	$321	$146,746,355	$(119,900,428)	$26,850,206
Issuance of common stock from Employee Stock Purchase Plan	—	—	3,995	—	—	—	—	—	—
Issuance of shares for fully vested restricted stock units	—	—	379,518	38	—	—	(38)	—	—
Share-based compensation	—	—	—	—	—	—	3,622,845	—	3,622,845
Net loss	—	—	—	—	—	—	—	(4,447,345)	(4,447,345)
Balance at March 31, 2025	—	—	39,959,012	3,996	3,213,678	321	150,369,162	(124,347,773)	26,025,706
Issuance of common stock for asset acquisition	—	—	2,000,000	200	—	—	4,499,800	—	4,500,000
Issuance of common stock for at-the-market offering, net	—	—	164,971	16	—	—	361,512	—	361,528
Issuance of shares for fully vested restricted stock units	—	—	552,046	55	—	—	(55)	—	—
Share-based compensation	—	—	—	—	—	—	(69,861)	—	(69,861)
Net loss	—	—	—	—	—	—	—	(8,365,980)	(8,365,980)
Balance at June 30, 2025	—	$—	42,676,029	$4,267	3,213,678	$321	$155,160,558	$(132,713,753)	$22,451,393

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	24,410,075	$2,441	3,213,678	$321	$72,644,419	$(62,213,139)	$10,434,042
Issuance of common stock for Credova Merger	—	—	2,920,993	292	—	—	14,137,314	—	14,137,606
Issuance of shares for consulting arrangement	—	—	183,349	18	—	—	887,391	—	887,409
Share-based compensation	—	—	—	—	—	—	5,410,894	—	5,410,894
Issuance of shares for fully vested restricted stock units	—	—	663,500	66	—	—	(66)	—	—
Net loss	—	—	—	—	—	—	—	(12,576,831)	(12,576,831)
Balance at March 31, 2024	—	—	28,177,917	2,817	3,213,678	321	93,079,952	(74,789,970)	18,293,120
Share-based compensation	—	—	—	—	—	—	5,171,761	—	5,171,761
Net loss	—	—	—	—	—	—	—	(11,235,246)	(11,235,246)
Balance at June 30, 2024	—	$—	28,177,917	$2,817	3,213,678	$321	$98,251,713	$(86,025,216)	$12,229,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(12,813,325)	$(23,812,077)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(7,496,500)	(5,322,500)
Changes in fair value of earn-out liabilities	(460,000)	(340,000)
Share-based compensation	3,552,984	11,058,185
Amortization of step-up in loans held for investment	169,607	269,829
Provision for credit losses on loans held for investment and lease merchandise	1,152,420	154,202
Origination of loans and leases for resale	(14,825,985)	(10,124,894)
Proceeds from sale of loans and leases for resale	16,384,107	11,247,135
Gain on sale of loans and leases	(1,558,122)	(1,122,241)
Depreciation and amortization	2,893,612	1,227,471
Non-cash operating lease expense	114,410	208,564
Changes in operating assets and liabilities:
Accounts receivable	(175,697)	(135,715)
Lease receivable	(152,463)	—
Interest receivable	95,625	(358,270)
Inventory	122,135	161,473
Prepaid expenses and other current assets	223,867	1,571,121
Deposits	(21,705)	13,929
Accounts payable	(627,932)	(1,335,335)
Accrued expenses	249,917	(110,806)
Deferred revenue	2,000,177	16,636
Operating lease liabilities	(112,688)	(206,258)
Net cash used in operating activities	(11,285,556)	(16,939,551)

Cash flows from Investing Activities
Additions to lease merchandise, net of disposals	(2,194,358)	—
Software development costs	(1,554,442)	(1,777,479)
Principal paydowns on loans held for investment	8,911,312	5,265,396
Disbursements for loans held for investment	(9,406,157)	(3,576,860)
Purchase of licenses	(455,000)	—
Acquisition of businesses, net of cash acquired	—	141,215
Net cash (used in) provided by investing activities	(4,698,645)	52,272

Cash flows from Financing Activities
Proceeds from convertible note payable, related party (Note 9)	—	10,000,000
Proceeds from revolving line of credit	4,761,935	—
Repayments on revolving line of credit	(4,532,580)	(1,808,833)
Proceeds from the issuance of common stock for at-the-market offering	361,528	—
Cash paid for stock issuance costs	(312,059)	—
Net cash provided by financing activities	278,824	8,191,167
Net decrease in cash, cash equivalents and restricted cash	(15,705,377)	(8,696,112)
Cash, cash equivalents and restricted cash, beginning of period	36,589,607	16,446,030
Cash, cash equivalents and restricted cash, end of the period	$20,884,230	$7,749,918
Cash and cash equivalents	20,577,116	7,613,430
Restricted cash	307,114	136,488
Total cash, cash equivalents and restricted cash, end of the period	$20,884,230	$7,749,918

Supplemental Non-Cash Investing and Financing Activity
Issuance of common shares in connection with the asset acquisition	$4,500,000	$—
Earnout liability generated by asset acquisition	$550,000	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability	$652,410	$—
Accrued variable compensation settled with RSU grants	$597,397	$411,878
Shares issued in connection with Credova Merger	$—	$14,137,606
Note Exchange in connection with Credova Merger	$—	$8,449,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
PSQ Holdings, Inc. (collectively, “PublicSquare", "PSQ", "PSQH", or the "Company") is a technology-enabled marketplace & payments ecosystem that serves an audience of consumers and merchants who value life, family, and liberty. PublicSquare operates under three segments: Financial Technology, Marketplace, and Brands ("Financial Technology", "Marketplace", and "Brands"). The Financial Technology ("FinTech") segment comprises Credova, a "Buy Now Pay Later" company focused on the outdoors & shooting sports industry, and PSQ Payments, a payments processing company. The primary mission of the Marketplace segment is to help consumers put purpose behind their purchases by shopping with thousands of small businesses that prioritize quality Made in America products and services and traditional American values. PublicSquare leverages data and insights from the Marketplace to assess its customers’ and merchants' needs and provide a suite of wholly-owned financial technology services and wholly-owned direct-to-consumer ("D2C") products. The Brands segment includes EveryLife, Inc. ("EveryLife"), a premium, D2C, life-affirming baby products company. Shares of PSQ Holdings Inc. are listed on the New York Stock Exchange and trade under the symbol “NYSE:PSQH”, and warrants are listed under the symbol "NYSE:PSQH.WS".
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
Financial Technology Segment
Our Financial Technology segment consists of PSQ Payments and Credova. PSQ Payments is the leading integrated merchant services solution that facilitates debit card, credit card, and automatic clearing house ("ACH") payments so the business owners utilizing our services can operate with peace of mind knowing that their economic liberties will always be protected. Credova offers a proprietary retail finance platform and related application programming interfaces (“APIs”) through which Credova is able to offer products in five main categories: (i) merchant-originated products; (ii) Bank Partner-originated closed-end installment loans originated by Credova's bank partners; (iii) Credova-originated loan products; (iv) zero-interest installment products, referred to as “Pay-in-4” and (v) leased merchandise.

Together, PSQ Payments and Credova provide a seamless, unified checkout solution that empowers Merchant customers to grow their business in a safe, secure, and reliable environment, where every transaction is protected and powered by freedom.
Marketplace Segment
The primary mission of the Marketplace segment is to help consumers "shop their values" and put purpose behind their purchases as they shop for thousands of products that are made here in the USA. The PSQ platform (the “Platform”) can be accessed through two primary means:
•Mobile application - Our mobile app is available for both iOS and Android-based devices.
•Web - Users can access our full platform at PublicSquare.com.
Brands Segment
Our Brand revenues have been derived primarily from our sale of products. EveryLife, Inc. is a direct-to-consumer baby care company with a mission to provide premium products to every miraculous life. EveryLife is committed to its core values, ensuring product quality, and demonstrating generosity by donating products to moms in need. This commitment has quickly set EveryLife apart, elevating both its brand and products. EveryLife delivers high-performing and price-accessible products that align with the values of our consumers.

Note 2 — Liquidity
The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $12.8 million and $23.8 million for the six months ended June 30, 2025 and 2024, respectively, and had negative cash flows from operations of $11.3 million and $16.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had aggregate unrestricted cash and cash equivalents of $20.6 million and $36.3 million and net working capital of $21.3 million and $38.2 million, respectively.
The Company believes its existing cash and cash equivalents will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued.
The Company’s future capital requirements will depend on many factors including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing, and research and development efforts. In order to finance these opportunities, the Company may need to raise additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. While there can be no assurances, the Company may need to pursue issuances of additional equity raises and debt rounds of financing. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when there are anti-dilutive, common stock equivalents, these are not considered in the computation. As of June 30, 2025, the Company’s restricted stock units (“RSUs”) and warrants were not considered in the computation as they are anti-dilutive. As of June 30, 2025, there were no anti-dilutive shares or common stock equivalents outstanding.
Revenue Recognition
[1]Financial Technology Revenues
Financing Revenues
Credova principally generates financing revenue from five activities: sale of loan and lease contracts, interest earned on loans, rent payments on leased merchandise, retailer discounts, and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from rent payments on leased merchandise is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at the time of loan origination.
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

Advertising Services
The Company enters into advertising subscription arrangements with its customers. Revenue is recognized over-time as the ads are displayed to app users over the subscription period. The Company is providing a service and the service is being consumed by the customer simultaneously over the period of service. In general, the Company reports advertising revenue on a gross basis, since the Company controls the advertising inventory before it is transferred to app users. Our control is evidenced by our sole ability to monetize the advertising inventory before it is transferred to app users.
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
[3]Brand Revenues
Product Sales
The Company generates revenue through the sale of diapers, wipes, training pants, soaps, lotions, and other baby products to consumers by way of the EveryLife website and the Company’s Platform. The Company considers customer product orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer its product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of the product, which occurs at shipment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products.
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
Product Returns
Consistent with industry practice, the Company generally offers customers a limited right of return for products purchased. The Company reviews its receivables quarterly and records a reserve, if necessary. As of June 30, 2025 and December 31, 2024, the Company had approximately zero and $14,000, respectively, recorded as an allowance for sales returns.
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
All interest accrued but not collected for loans that are placed on non-accrual status or subsequently charged-off is reversed against interest income which is included in revenues, net on the condensed consolidated statements of operations. Income is subsequently recognized on the cash basis until, in management’s judgment, the borrower’s ability to make periodic and future principal and interest payments is reasonably assured, in which case the loan is returned to accrual status. The Company classifies its loans as either current or past due. Amounts are considered past due if a scheduled payment is not paid on its due date. The Company does not modify the terms of its existing loans with customers.

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
For the three months ended June 30, 2025, one customer accounted for 11% of the Company’s revenue. For the six months ended June 30, 2025, one customer accounted for 12% of the Company’s revenue.
No customer accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2024.
As of June 30, 2025, one customer accounted for 14% of the Company’s accounts receivable. No customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2024.
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
Note 4 — Acquisitions
Asset Acquisition
In April 2025, the Company acquired certain software assets and intellectual property that it intends to use to enhance the Company’s payments service offerings for a total consideration of $5.1 million. The acquisition did not qualify as a business combination and, as a result, was accounted for as an asset acquisition as the fair value of the gross assets acquired was primarily related to a single asset. Since this acquisition was accounted for as an asset purchase, the cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed based on their relative fair values and shall not give rise to goodwill.
The intellectual property, valued at $5.1 million, represent developed software to enable the Company to expand the sectors it serves with its payment processing services. The consideration paid by the Company was 2,000,000 shares of the Company’s Class A common stock and potential earn-out payments of up to $1.3 million, valued at $0.6 million at acquisition date, reflecting an aggregate purchase price of $5.1 million.

Consideration:
Issuance of common stock		$4,500,000
Earn-out liability		550,000
Total consideration		$5,050,000

Assets acquired:	Useful Life:
Acquired capitalized software developments	3 years	$5,050,000
Credova
On March 13, 2024, the Company entered into the Credova Merger Agreement. In connection with the Credova Merger, each share of Credova's equity was converted into the right to receive newly-issued shares of PublicSquare Class A common stock. As consideration of the Credova Merger, Credova Stockholders received a total of 3,213,092 shares of Class A common stock
The acquisition of Credova was accounted for as a business combination using the acquisition method pursuant to ASC 805, Business Combinations ("ASC 805"). As the acquirer for accounting purposes, the Company estimated the purchase price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill.

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

The following unaudited supplemental pro forma combined financial information presents the Company's combined results of operations for the three and six months ended June 30, 2024 as if the Credova Merger had occurred on January 1, 2024. The pro forma information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have occurred had the Credova Merger been completed on January 1, 2024. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Credova.

	Three months ended June 30, 2024	Six months ended June 30, 2024
Revenue	$5,985,228	$12,364,682
Net loss	$(11,156,867)	$(22,420,823)
Note 5 — Goodwill and Intangible Assets, Net
Goodwill as of June 30, 2025 was $10.9 million, which resulted from the Credova Merger and is included in the Financial Technology segment. See Note 4 — Acquisitions, for further information.
The following table summarizes intangible assets, net:

	Useful Life	June 30, 2025	December 31, 2024
Capitalized software development costs	1-5 years	$15,224,961	$8,620,519
Trademark and tradenames	5 years	1,700,000	1,700,000
Internally developed software	3 years	3,600,000	3,600,000
Merchant relationships	5 years	5,900,000	5,900,000
State operating licenses	Indefinite	975,000	520,000
Purchased technology	1-15 years	247,488	247,488
Brand name	10 years	1,377,461	1,377,461
Total intangible assets		29,024,910	21,965,468
Less: Accumulated amortization		(8,433,976)	(6,175,031)
Total intangible assets, net		$20,590,934	$15,790,437
Amortization expenses were approximately $1.2 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, estimated future amortization expense is expected as follows:

Remainder of 2025	$2,935,736
2026	6,457,433
2027	5,378,677
2028	3,813,060
2029	469,334
Thereafter	561,694
$19,615,934

Note 6 — Loans Held for Investment, Net
The Company classifies its loans as either current or past due. The following reflects the credit quality of the Company’s loans held for investment, as delinquency status has been identified as the primary credit quality indicator, based on the recorded amount of the receivable in delinquent status as of June 30, 2025:

		Past Due
	Current	30-59 Days	60-89 days	> 90 days	Total
Loans held for investment	$5,239,031	$30,688	$18,756	$14,875	$5,303,350
Allowance for credit losses					(646,326)
Loans held for investment, net					$4,657,024
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
The following tables summarize the balances of and changes in allowance for credit losses on loans held for investment as of June 30, 2025 and June 30, 2024:

Balance at January 1, 2025	$816,045
Charge-offs	(560,048)
Provision for credit losses	390,329
Balance at June 30, 2025	$646,326

Balance at January 1, 2024	$—
Balance acquired from Credova Merger	1,130,515
Charge-offs	(1,367,121)
Provision for credit losses	1,052,651
Balance at December 31, 2024	$816,045

Note 7 — Lease Merchandise, Net
The Company's lease merchandise, net of accumulated depreciation and allowance as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Lease merchandise	$1,953,235	$—
Less: Accumulated depreciation	(346,743)	—
Less: Allowance for lease merchandise losses	(762,091)	—
Lease merchandise, net	$844,401	$—
Depreciation expense on lease merchandise for the three and six months ended June 30, 2025 was $0.5 million and $0.6 million, respectively, which includes approximately $0.2 million of accelerated depreciation due to early buyout. Depreciation expense on lease merchandise for the three and six months ended June 30, 2024 was zero.

The Company's merchandise on operating leases consisted mostly of sporting goods during the three and six months ended June 30, 2025. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases. There were no merchandise leases as of December 31, 2024.
The following table summarizes the balances of and changes in allowance for lease losses on lease merchandise as of June 30, 2025:

Balance at January 1, 2025	$—
Charge-offs	—
Provision for lease merchandise write-offs	762,091
Balance at June 30, 2025	$762,091
There was no balance or changes in the allowance for lease losses on lease merchandise during the three and six months ended June 30, 2024.
Note 8 — Revolving Line of Credit
The Company assumed a $10.0 million revolving loan with a finance company through the Credova Merger (Note 4) which bears interest at a rate of 15% and requires minimum monthly interest payments. On June 30, 2025, the Company entered into Amendment No. 6 to the Amended and Restated Loan and Security Agreement. The amendment extended the funding period for 1 month beginning July 1, 2025. On July 24, 2025, the Company entered into Amendment No. 7 to the Amended and Restated Loan and Security Agreement, which extends the term through September 8, 2025. The line of credit will bear interest at an annual rate of 14.5% with a minimum interest requirement. The borrowing base is set at 89% of the unpaid principal balance of pledged receivables that are no more than sixty days past due. The amendment contains customary covenants, trigger events, representations and warranties. Certain assets at Credova are assigned as collateral.
The revolving line of credit maturity date is subsequent to the revolving period, which is the earlier of: (a) nine months following the funding termination date of September 8, 2025 and (b) the remittance date on which the aggregate outstanding advances are $1.0 million or below.
Monthly remittance remains in effect with a borrowing base calculation. During the amortization period, the Company will repay the aggregate outstanding advances until such aggregate outstanding advances do not exceed the borrowing base, and then 100% of the remaining collections until the aggregate outstanding advances have been reduced to zero.
As of June 30, 2025 and December 31, 2024, the outstanding advances under this revolving loan totaled $4.0 million and $3.8 million, respectively.

Note 9 — Convertible Promissory Notes
Promissory Note Exchange
Prior to the execution of the Credova Merger Agreement, Credova, PublicSquare and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the Closing, the Participating Noteholders delivered their Subdebt Notes of Credova for cancellation, in exchange for newly-issued replacement notes issued by PublicSquare, convertible into shares of Class A common stock (the “Replacement Notes”). The Replacement Notes accrue simple interest at 9.75% per annum and have 10-year maturity dates.
Pursuant to the terms of the Replacement Notes, at any time after the closing of the transactions contemplated by the Credova Merger Agreement (the “Credova Closing”), Participating Noteholders may elect to convert their Replacement Notes into a number of shares of Class A common stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 4.63641, subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus (i) between the Credova Closing and the first anniversary of the Credova Closing, 120% of the then outstanding principal amount, (ii) between the first anniversary and the second anniversary of the Credova Closing, 105% of the then outstanding principal amount and (iii) after the second anniversary of the Credova Closing, the then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A common stock if the daily volume-weighted average trading price of the Company Class A common stock exceeds 140% of the Conversion Price on each of at least 10 consecutive trading days during the 20 trading day period prior to notice of such required conversion. The Company determined the embedded derivatives did not require bifurcation.
Credova Subdebt Notes not exchanged for Replacement Notes at Credova Closing were canceled following payment in full in cash.
As of June 30, 2025 and December 31, 2024, the convertible promissory notes payable was $8.4 million.
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
Note 10 — Related Parties
In June 2023, the Company signed a consulting agreement with a Board member to provide advisory services to EveryLife. The agreement was subsequently amended and then mutually cancelled in November 2024. For the three and six months ended June 30, 2025, the Company incurred and paid zero. For the three and six months ended June 30, 2024, the Company incurred and paid $49,000 and $0.1 million, respectively.
In August 2023, the Company signed a strategic consulting agreement with a consulting company that is controlled by a former Board member. The consulting company was engaged by the Company to provide strategic advice and assistance in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. The fixed fee was reduced to $60,000 per month plus expenses on January 1, 2024 and the agreement was terminated at the end of November 2024. For the three and six months ended June 30, 2025, the Company incurred and paid zero. For the three and six months ended June 30, 2024, the Company incurred and paid $0.2 million and $0.4 million, respectively.
In December 2023, the Company signed another agreement with the same strategic consulting company that is controlled by a former Board member. The consulting company was engaged to provide merger and acquisition advice in connection with the Credova Merger. The term of the agreement was the earlier of twelve months or the consummation of the Credova Merger, which occurred on March 13, 2024. The fee for these services was $150,000 payable promptly at the closing of the Credova Merger and Class A common stock in the Company of 4% of the gross enterprise value or total consideration paid with respect to the merger. For the three and six months ended June 30, 2025, the Company incurred and paid zero. For the three and six months ended June 30, 2024, the Company incurred and paid $0.2 million.

In August 2024, the Company entered into a one-year strategic consulting agreement with an individual who was appointed to the PublicSquare Board in December 2024. The individual was engaged by the Company to provide strategic advice and assistance with partnership development and marketing leadership for a fixed fee of $42,000 per month plus 100,000 RSUs which will vest one year from the grant date. During the three and six months ended June 30, 2025, the Company expensed $0.1 million and $0.3 million, respectively and paid $0.2 million and $0.2 million, respectively.
See Note 9 — Convertible Promissory Notes – Convertible Promissory Notes – Related Party for discussion of the Company's other Related Party arrangements.
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
2023 Employee Stock Purchase Plan
The ESPP provides eligible employees opportunities to purchase shares of the Company’s Class A common stock. For this purpose, the Board approved 600,000 shares of Class A common stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the least of (i) 425,000 shares of Class A common stock, (ii) 5% of the outstanding shares of all classes of Company common stock, $0.0001 par value per share, on such date and (iii) a number of shares of Class A common stock determined by the Board. On January 2, 2025, the Company issued 3,995 shares of its of Class A common stock pursuant to scheduled purchases under the ESPP.
Restricted Stock Units
During the three and six months ended June 30, 2025, and 2024, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and members of the Board. Each RSU entitles the recipient to one share of our common stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.
Share-based compensation expense for RSUs is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, RSUs during the three and six-month period ended June 30, 2025 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2025	2,528,635	$6.16
Granted	1,586,480	3.93
Forfeited	(73,442)	3.54
Vested	(699,918)	4.23
Unvested as of March 31, 2025	3,341,755	$5.60
Granted	1,059,612	3.22
Forfeited	(731,139)	8.70
Vested	(185,760)	4.02
Unvested as of June 30, 2025	3,484,468	$3.93
As of June 30, 2025 and December 31, 2024 there were 4,637,111 and 3,386,082 RSUs authorized but not issued, respectively.
As of June 30, 2025, unrecognized compensation cost related to the grant of RSUs was approximately $10.4 million. Unvested outstanding RSUs as of June 30, 2025 and December 31, 2024 had a weighted average remaining vesting period of 1.46 years and 1.66 years, respectively.
Share-based Compensation Relating to Earn-out
In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award.
The Company recorded $0.9 million and $1.8 million for the three and six months ended June 30, 2025 and 2024 of share-based compensation expense, related to the earn-out shares. As of June 30, 2025, unrecognized compensation cost related to the earn-out shares was approximately $10.4 million.
During the three and six months ended June 30, 2025 and 2024, the Company recorded the following share-based compensation expense, related to RSUs, earn-out shares and Credova Merger:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Cost of sales	$39,792	$56,011	$66,034	$79,985
General and administrative	(1,099,412)	3,217,865	1,539,776	5,855,998
Sales and marketing	566,032	1,481,014	1,059,661	3,496,807
Research and development	423,727	416,871	887,513	737,986
Transaction costs incurred in connection with Credova Merger	—	—	—	887,409
Total share-based compensation	$(69,861)	$5,171,761	$3,552,984	$11,058,185

Stock Award Modification
In June 2025, in connection with the significant change in operating role of the Company’s former Chief Financial Officer, the Company modified his unvested RSUs allowing all unvested RSUs to continue to vest in accordance with their original terms. No other changes were made to the award. The Company determined that the change in operating role was considered a significant reduction and accounted for the change as a Type III accounting modification (improbable-to-probable) under ASC 718. Accordingly, the Company reversed all share-based compensation expense previously recorded on the awards that are not expected to vest under the original terms. The Company reversed $2.3 million in share-based compensation expense for the three and six months ended June 30, 2025 included in general and administrative expenses in the condensed consolidated statements of operations. Total share-based compensation expense of $1.5 million, equal to the modification date fair value, will be recognized prospectively over the remaining requisite service period, beginning on the modification date. Of which, the Company recognized $0.1 million in share-based compensation for the three and six months ended June 30, 2025 included in general and administrative expenses in the condensed consolidated statements of operations.
Note 12 — Stockholders' Equity
At-The-Market Offering
On May 23, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) and TCBI Securities, Inc., doing business as Texas Capital Securities (“TCS”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million. For the three and six months ended June 30, 2025, the Company issued an aggregate of 164,971 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $2.28 resulting in aggregate gross proceeds of approximately $0.4 million, reduced by $13,000 in issuance costs, resulting in net proceeds to the Company of approximately $0.4 million. In connection with the Sales Agreement, the Company incurred total stock issuance costs of $0.4 million. These issuance costs were recorded as deferred stock issuance costs and included in the “Prepaid expenses and other current assets” line item of the Company’s accompanying condensed consolidated balance sheet as of June 30, 2025. Such deferred stock issuance costs will be recognized as a direct reduction of additional paid-in capital in proportion to securities sold under the Sales Agreement. During the three and six months ended June 30, 2025, the Company recognized approximately $1,000 as a direct reduction of additional paid-in capital relating to securities sold under the Sales Agreement.
Note 13 — Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$13,027,032	$—	$—	$13,027,032

Liabilities
Warrant liabilities – Public Warrants	$1,207,500	$—	$—	$1,207,500
Warrant liabilities – Private placement warrants(1)	—	—	1,482,000	1,482,000
Earn-out liabilities(2)	—	—	710,000	710,000
Total liabilities	$1,207,500	$—	$2,192,000	$3,399,500

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$22,602,438	$—	$—	$22,602,438

Liabilities
Warrant liabilities – Public Warrants	$4,600,000	$—	$—	$4,600,000
Warrant liabilities – Private placement warrants(1)	—	—	5,586,000	5,586,000
Earn-out liabilities(2)	—	—	620,000	620,000
Total liabilities	$4,600,000	$—	$6,206,000	$10,806,000
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
The following tables summarize the balances of and changes in Level 3 private placement warrants and earn-out liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024:

	Private Placement Warrants	Earn-out Liabilities
Balance at January 1, 2025	$5,586,000	$620,000
Change in fair value during the period	(4,104,000)	(450,000)
Balance at March 31, 2025	$1,482,000	$170,000
Increase related to asset acquisition	—	550,000
Change in fair value during the period	—	(10,000)
Balance at June 30, 2025	$1,482,000	$710,000

Balance at January 1, 2024	$5,415,000	$660,000
Change in fair value during the period	(1,254,000)	(120,000)
Balance at March 31, 2024	$4,161,000	$540,000
Change in fair value during the period	(1,596,000)	(220,000)
Balance at June 30, 2024	$2,565,000	$320,000
Note 14 — Segments
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
As of June 30, 2025, the Company’s operating and reportable segments include:
•Financial Technology: Our wholly owned Financial Technology subsidiaries include:
•Credova Holdings, Inc., which generates revenue primarily through five activities: sale of loan and lease contracts, interest earned on loans, rent payments on leased merchandise, retailer discounts and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods.

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
•Brands: The Company's wholly-owned Brands subsidiaries include EveryLife, Inc., which generates revenue from online and wholesale sales of diapers, wipes, training pants, soaps, lotions, and other baby products.
The CODM measures and evaluates the Company’s performance based on segment gross revenue, segment non-GAAP gross profit and segment non-GAAP operating loss.
Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.
The following tables set forth the Company’s revenues, net and operating loss for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues, net:
Financial Technology
Direct revenue	$441,386	$967,260	$1,157,153	$1,121,867
Interest income on loans	607,123	961,518	1,195,619	1,100,916
Loan and lease contracts sold, net	495,748	1,039,238	1,558,122	1,122,242
Lease merchandise, net	857,531	—	970,335	—
Payments revenue	1,030,088	—	1,601,432	—
Total Financial Technology revenues, net	3,431,876	2,968,016	6,482,661	3,345,025
Marketplace
Advertising and e-commerce sales	318,997	726,638	747,646	1,672,109
Brands
Product sales	3,536,549	2,478,455	6,966,111	4,828,965
Other sales	—	18,738	—	18,738
Returns and discounts	(204,554)	(206,619)	(363,929)	(413,720)
Total Brand revenues, net	3,331,995	2,290,574	6,602,182	4,433,983
Total revenues, net	$7,082,868	$5,985,228	$13,832,489	$9,451,117

	For the three months ended June 30, 2025
	Financial Technology	Marketplace	Brands	Total
Revenues, net	$3,431,876	$318,997	$3,331,995	$7,082,868
Cost of revenues attributable to segments(1)	(1,004,402)	(97,199)	1,399	(1,100,202)
Cost of goods sold attributable to segments	—	(11,541)	(2,219,749)	(2,231,290)
Segment non-GAAP Gross Profit	2,427,474	210,257	1,113,645	3,751,376
Operating expenses attributable to segments	(5,157,217)	(1,502,925)	(2,360,515)	(9,020,657)
Segment non-GAAP operating loss	(2,729,743)	(1,292,668)	(1,246,870)	(5,269,281)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments(1)				(1,174,818)
Share-based compensation				69,861
Depreciation and amortization				(1,682,502)
Operating loss				(8,056,740)
Other expense, net				(309,303)
Loss before income taxes				$(8,366,043)
(1)$42,562 categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the condensed consolidated statements of operations has been included in the "Corporate costs not allocated to segments" line item.

	For the three months ended June 30, 2024
	Financial Technology	Marketplace	Brands	Total
Revenues, net	$2,968,016	$726,638	$2,290,574	$5,985,228
Cost of revenues attributable to segments	(13,794)	(517,304)	—	(531,098)
Cost of goods sold attributable to segments	—	—	(1,438,843)	(1,438,843)
Segment non-GAAP Gross Profit	2,954,222	209,334	851,731	4,015,287
Operating expenses attributable to segments	(3,160,466)	(4,196,025)	(1,507,426)	(8,863,917)
Segment non-GAAP operating loss	(206,244)	(3,986,691)	(655,695)	(4,848,630)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments				(3,078,332)
Transaction costs incurred in connection with potential acquisitions				(1,908)
Share-based compensation (exclusive of what is included in transaction costs above)				(5,171,761)
Depreciation and amortization				(930,874)
Operating loss				(14,031,505)
Other income, net				2,810,296
Loss before income taxes				$(11,221,209)

	For the six months ended June 30, 2025
	Financial Technology	Marketplace	Brands	Total

Revenues, net	$6,482,661	$747,646	$6,602,182	$13,832,489
Cost of revenues attributable to segments(1)	(1,610,940)	(201,508)	(527)	(1,812,975)
Cost of goods sold attributable to segments	—	(11,953)	(4,292,611)	(4,304,564)
Segment non-GAAP Gross Profit	4,871,721	534,185	2,309,044	7,714,950
Operating expenses attributable to segments	(10,415,899)	(2,993,714)	(4,458,628)	(17,868,241)
Segment non-GAAP operating loss	(5,544,178)	(2,459,529)	(2,149,584)	(10,153,291)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments(1)				(3,146,191)
Share-based compensation				(3,552,984)
Depreciation and amortization				(2,893,612)
Operating loss				(19,746,078)
Other income, net				6,940,930
Loss before income taxes				$(12,805,148)
(1)$66,034 categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the condensed consolidated statements of operations has been included in the "Corporate costs not allocated to segments" line item.

	For the six months ended June 30, 2024
	Financial Technology	Marketplace	Brands	Total

Revenues, net	$3,345,025	$1,672,109	$4,433,983	$9,451,117
Cost of revenues attributable to segments	(76,836)	(1,052,623)	—	(1,129,459)
Cost of goods sold attributable to segments	—	—	(2,830,251)	(2,830,251)
Segment non-GAAP Gross Profit	3,268,189	619,486	1,603,732	5,491,407
Operating expenses attributable to segments	(3,575,460)	(6,105,741)	(2,622,040)	(12,303,241)
Segment non-GAAP operating loss	(307,271)	(5,486,255)	(1,018,308)	(6,811,834)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments				(8,433,875)
Transaction costs incurred in connection with potential acquisitions				(2,295,502)
Share-based compensation (exclusive of what is included in transaction costs above)				(10,170,774)
Depreciation and amortization				(1,227,471)
Operating loss				(28,939,456)
Other income, net				5,140,997
Loss before income taxes				$(23,798,459)
No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

Note 15 — Commitments and Contingencies
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
From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2025, except as described in the preceding paragraph, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.
Note 16 — Subsequent Events
The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the condensed consolidated balance sheet date through the date the condensed consolidated financial statements were available to be issued.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. No adjustments have been made to the accompanying financial statements as of and for the three and six months ended June 30, 2025. The Company is currently assessing the full impact of the legislation and expects an impact to its deferred tax assets and liabilities in future periods. As there were no changes to tax rates, the Company does not anticipate a material impact on future results of operations. At this time, the Company is unable to reasonably estimate the impact of the OBBA on its financial statements.
On July 24, 2025, the Company entered into Amendment No. 7 to the Amended and Restated Loan and Security Agreement which extends the term through September 8, 2025. See Note 8 - Revolving Line of Credit, for further information.

On July 28, 2025, the Company appointed Caitlin Long to its Board of Directors. Ms. Long is a renowned Bitcoin and cryptocurrency finance expert with over 30 years of experience in financial services, specializing in traditional finance, digital assets, and financial technology infrastructure. Her appointment follows the Company's May 2025 announcement of its plan to develop a Digital Asset Treasury Strategy as part of its broader FinTech initiatives.
On August 12, 2025, the Company announced a strategic repositioning of its business to accelerate the growth of its FinTech segment. As part of this repositioning, the Company plans to monetize its Brands segment and pursue a sale or strategic partnership of its Marketplace segment, both having achieved significant brand equity and customer loyalty. The Company is engaging with potential buyers and working with financial advisers to maximize shareholder value for each segment. Proceeds and cost savings will support a leaner operating model, fund FinTech product innovation, and accelerate the development of credit, payments, and consumer financial tools. The Company will report both Brands and Marketplace segments as discontinued operations in the third quarter 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, the future financial performance of the company, our growth plans and opportunities, our financial performance, our ability to raise additional funds, and any other statements that are not statements of current or historical facts.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which are incorporated by reference herein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. These risks and others described under “Risk Factors” may not be exhaustive.
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
Unless the context otherwise requires, references, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "PublicSquare," "we," "us," "our," and the "Company."
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

On June 1, 2025, James Rinn was appointed as the Company's Chief Financial Officer. Mr Rinn previously served as a member of the Compensation Committee and Chair of the Audit Committee. Effective June 1, 2025, upon the commencement of his service to the Company as Chief Financial Officer, Mr. Rinn resigned as the Chair of the Audit Committee, from his position on the Audit Committee, and from his position on the Compensation Committee and such resignations created vacancies. On May 22, 2025, the Board unanimously approved Nick Ayers to fill the vacancy on the Compensation Committee and Willie Langston to fill the Chair of the Audit Committee vacancy.
On July 28, 2025, the Company appointed Caitlin Long to its Board of Directors. Ms. Long is a renowned Bitcoin and crypto finance expert with over 30 years of experience in financial services, specializing in traditional finance, digital assets, and financial technology infrastructure. She is the Founder and CEO of Custodia Bank, a US chartered bank designed to offer a compliant bridge between US dollars and digital assets. For over 20 years, she previously held senior roles on Wall Street for over 20 years at firms including Morgan Stanley, Credit Suisse, and Salomon Brothers. Ms. Long is also recognized as an authority on blockchain policy and financial innovation and participated in Wyoming's Blockchain Task Force, where she helped draft and pass 13 crypto-friendly laws which positioned Wyoming as the de facto standard for policy innovation around digital assets.
Expansion Updates
In June 2025, the Company expanded its Brands footprint into South Korea, bringing its premium products and its pro-family, "Make More Babies" mission to a nation facing one of the world's lowest fertility rates.
Strategic Updates
On August 12, 2025, the Company announced a strategic repositioning of its business to accelerate the growth of its FinTech segment. As part of this repositioning, the Company plans to monetize its Brands segment and pursue a sale or strategic partnership of its Marketplace segment.
Components of Results of Operations
During the three months ended June 30, 2025 and 2024, our net loss was $8.4 million and $11.2 million, respectively. During the three months ended June 30, 2025, our net loss decreased $2.8 million as compared to the three months ended June 30, 2024, due to a $1.1 million increase in revenues and a $4.9 million reduction in expenses. This is offset by a quarter over quarter loss of $3.0 million relating to the change in fair value of the warrant liabilities, and a quarter over quarter loss of $0.2 million relating to the change in fair value of the earnout liabilities.
Revenues, net
We generate revenues from our three segments: Financial Technology, Marketplace, and Brands; a summary of each is described below.

Financial Technology
Credova principally generates BNPL revenue from five activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from rent payments on leased merchandise, revenue from retailer discounts, and origination fees paid by lending institutions (direct revenue) earned in connection with providing financing on consumer goods. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at time of loan origination.
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
The Company generates revenue through the sale of diapers, wipes, training pants, soaps, lotions, and other baby products to consumers by way of EveryLife's website and the Company’s Platform. The Company considers customer orders to be the contracts with the customer. There is a single performance obligation, which is the Company’s promise to transfer the Company’s product to customers based on specific payment and shipping terms in the arrangement.
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
Depreciation and Amortization Expense
Depreciation and amortization expense consists of amortization of capitalized software development costs and depreciation of leased assets.
Non-Operating Income and Other Items
Other Income, net
Other income, net relates to interest income earned on the money market accounts and a gain resulting from a settlement on an outstanding payable for the three and six months ended June 30, 2025.
Changes in Fair Value of Earn-out Liabilities
Changes in fair value of earn-out liabilities are recorded in the condensed consolidated statement of operations. The earn-out liabilities represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the earn-out liability at its fair value at each reporting period.
Changes in Fair Value of Warrant Liabilities
Changes in fair value of warrant liabilities are recorded in the condensed consolidated statement of operations. The warrant liabilities represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the warrant liabilities at its fair value at each reporting period.

Interest Expense, net
Interest expense incurred consists of interest accrued on revolving line of credit and convertible promissory notes issued.
Income Tax Benefit (Expense)
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
Key Business Metrics and Selected Financial Data
We use the following key metrics and non-GAAP measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:
•Segment Revenue (see Note 14 to the Condensed Consolidated Financial Statements for more details);
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
GMV of Financial Technology Segment
In addition to revenue, net loss, and other results under U.S. GAAP, the following table sets forth key operating metrics we use to evaluate our Financial Technology segment. The information below represents proforma information for 2024 as if the Credova Merger closed on January 1, 2024:

	Three Months Ended June 30,
	2025	2024	% Change
Gross merchandise volume (“GMV”) - Credit	$10,713,373	$13,277,530	(19)%
Gross merchandise volume (“GMV”) - PSQ Payments	$68,171,847	$—	100%

	Six Months Ended June 30,
	2025	2024	% Change
Gross merchandise volume (“GMV”) - Credit	$22,111,425	$30,170,811	(27)%
Gross merchandise volume (“GMV”) - PSQ Payments	$104,204,832	$—	100%
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions generated from the Financial Technology segment during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and six months ended June 30, 2025, GMV was $10.7 million and $22.1 million, respectively, which represented an approximate change of (19)% and (27)%, respectively, as compared to the same period in 2024.

For the six months ended June 30, 2025, our top five merchants and platform partners represented approximately 58% of total GMV - Credit, as compared to 41% for the six months ended June 30, 2024. GMV - Credit attributable to our largest merchant during the three months ended June 30, 2025 represented 24% of total GMV - Credit, compared to 16% for the same period in 2024. The shift in volume from our top five merchants is primarily due to the overall reductions in sales across the industry.
GMV - Credit declined year-over-year, driven by a broader slowdown in the firearm retail industry and our continued focus on disciplined underwriting practices. Industry-wide softness impacted many of our merchant partners, with some reporting sales down more than 20% year-over-year, consistent with national trends. According to the National Shooting Sports Foundation (“NSSF”), U.S. firearm sales fell for the fourth consecutive year in 2024, totaling approximately 15.2 million adjusted background checks—a 3.5% decline from 2023. This downward trend persisted into 2025, with Q2 adjusted checks decreasing approximately 3.4% compared to the prior year, and February 2025 marking one of the weakest months in over a decade with a 9% year-over-year decline. The decline in overall firearm demand has been influenced by reduced consumer urgency under a pro-Second Amendment federal administration, as well as macroeconomic factors such as inflationary pressures and constrained discretionary spending, which have affected purchasing behavior across the retail sector. Despite these headwinds, the industry continues to demonstrate resilience, with each month in 2025 exceeding one million NSSF-adjusted background checks—a threshold that has been maintained for more than five years—underscoring a historically strong baseline level of demand. In addition to market pressures, our recent credit policy enhancements—including the broader implementation of machine learning—tightened approval rates as part of a long-term strategy to improve portfolio performance. These factors, along with changes to our origination channels and a shift in sales focus, contributed to the overall reduction in GMV - Credit during the period.
In response to these market conditions, the Company is actively executing strategic initiatives designed to diversify and strengthen future growth. These include expanding into new and tangential retail verticals to reduce concentration risk, developing innovative financial products tailored to a broader consumer base, and enhancing our underwriting processes through the use of advanced AI models and other data-driven tools. These efforts aim to improve credit decisioning, drive incremental transaction volume, and position the company for long-term resilience despite current industry softness.
For the three months ended June 30, 2025 and 2024, GMV - PSQ Payments was $68.2 million and zero, respectively, which represented an approximate change of 100%, as compared to the same period in 2024. For the six months ended June 30, 2025 and 2024, GMV - PSQ Payments was $104.2 million and zero, respectively, which represented an approximate change of 100%, as compared to the same period in 2024. PSQ Payments was launched in October 2024.
As PSQ Payments is currently an emerging business and still in the process of onboarding new customers, only a concentrated number of merchants were actively processing through our solution during the period. Therefore, management believes 2025 GMV - Payments breakdown by merchant would not be beneficial to provide.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024. See "Part I - Financial Information - Item 1. Condensed Consolidated Financial Statements - Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (Unaudited)," and "- Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2025 and 2024 (Unaudited)."

The following table sets forth our condensed consolidated statement of operations for the three months ended June 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	For the Three Months Ended June 30,
	2025	2024	Variance ($)	Variance (%)
Revenues, net	$7,082,868	$5,985,228	$1,097,640	18%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	1,142,764	531,098	611,666	115%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	2,231,290	1,438,843	792,447	55%
General and administrative	5,976,081	10,993,793	(5,017,712)	(46)%
Sales and marketing	2,807,172	5,090,331	(2,283,159)	(45)%
Research and development	1,299,799	1,031,794	268,005	26%
Depreciation and amortization	1,682,502	930,874	751,628	81%
Total costs and expenses	15,139,608	20,016,733	(4,877,125)	(24)%
Operating loss	(8,056,740)	(14,031,505)	5,974,765	(43)%
Other income (expense):
Other income, net	434,153	52,599	381,554	725%
Changes in fair value of earn-out liabilities	10,000	220,000	(210,000)	(95)%
Changes in fair value of warrant liabilities	115,000	3,091,000	(2,976,000)	(96)%
Interest expense, net	(868,456)	(553,303)	(315,153)	57%
Loss before income taxes	(8,366,043)	(11,221,209)	2,855,166	(25)%
Income tax benefit (expense)	63	(14,037)	14,100	(100)%
Net loss	$(8,365,980)	$(11,235,246)	$2,869,266	(26)%
The following table sets forth our condensed consolidated statement of operations for the six months ended June 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	For the Six Months Ended June 30,
	2025	2024	Variance ($)	Variance (%)
Revenues, net	$13,832,489	$9,451,117	$4,381,372	46%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	1,879,009	1,129,459	749,550	66%
Cost of goods sold (exclusive of depreciation and amortization expense shown below)	4,304,564	2,830,251	1,474,313	52%
General and administrative	16,500,572	21,256,671	(4,756,099)	(22)%
Sales and marketing	5,263,558	9,772,969	(4,509,411)	(46)%
Research and development	2,737,252	2,173,752	563,500	26%
Depreciation and amortization	2,893,612	1,227,471	1,666,141	136%
Total costs and expenses	33,578,567	38,390,573	(4,812,006)	(13)%
Operating loss	(19,746,078)	(28,939,456)	9,193,378	(32)%
Other income (expense):
Other income, net	721,343	155,978	565,365	362%
Changes in fair value of earn-out liabilities	460,000	340,000	120,000	35%
Changes in fair value of warrant liabilities	7,496,500	5,322,500	2,174,000	41%
Interest expense, net	(1,736,913)	(677,481)	(1,059,432)	156%
Loss before income taxes	(12,805,148)	(23,798,459)	10,993,311	(46)%
Income tax benefit (expense)	(8,177)	(13,618)	5,441	(40)%
Net loss	$(12,813,325)	$(23,812,077)	$10,998,752	(46)%
Revenues, net

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues, net:
Financial Technology
Direct revenue	$441,386	$967,260	$1,157,153	$1,121,867
Interest income on loans	607,123	961,518	1,195,619	1,100,916
Loan and lease contracts sold, net	495,748	1,039,238	1,558,122	1,122,242
Lease merchandise, net	857,531	—	970,335	—
Payments revenue	1,030,088	—	1,601,432	—
Total Financial Technology revenues, net	3,431,876	2,968,016	6,482,661	3,345,025
Marketplace
Advertising and e-commerce sales	318,997	726,638	747,646	1,672,109
Brands
Product sales	3,536,549	2,478,455	6,966,111	4,828,965
Other sales	—	18,738	—	18,738
Returns and discounts	(204,554)	(206,619)	(363,929)	(413,720)
Total Brand revenues, net	3,331,995	2,290,574	6,602,182	4,433,983
Total revenues, net	$7,082,868	$5,985,228	$13,832,489	$9,451,117

Revenues, net increased by $1.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by an increase in FinTech sales of $0.5 million, an increase in Brands sales of $1.0 million, and partially offset by a decrease in Marketplace sales of $0.4 million.
Revenues, net increased by $4.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was driven by an increase in FinTech sales of $3.1 million, an increase in Brands sales of $2.2 million and partially offset by a decrease in Marketplace sales of $0.9 million.
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) increased by $0.6 million, or 115%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to an increase of $1.0 million in FinTech transaction fees, offset by a $0.2 million decrease in employee compensation, a $0.1 million decrease in hosting costs, and $0.1 million decrease in other costs.
Cost of revenue (exclusive of depreciation and amortization) increased by $0.7 million, or 66%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to an increase of $1.5 million in FinTech transaction fees, offset by a $0.5 million decrease in employee compensation, a $0.2 million decrease in hosting costs, and $0.1 million decrease in other costs.
Cost of Goods Sold (exclusive of depreciation and amortization)
Cost of goods sold (exclusive of depreciation and amortization) increased by $0.8 million, or 55% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to an increase in the sale of products.
Cost of goods sold (exclusive of depreciation and amortization) increased by $1.5 million, or 52% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to an increase in the sale of products.
General and Administrative Expenses
General and administrative expenses decreased by $5.0 million, or 46%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was due to the reduction in share-based compensation expense of $4.3 million, a decrease in legal fees of $0.4 million, and a decrease of employee and contractor compensation and benefits of $0.3 million. The share-based compensation reduction is primarily due to a Type III modification caused by a change in role and responsibilities of the former Chief Financial Officer.
General and administrative expenses decreased by $4.8 million, or 22%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to the reduction in share-based compensation expense of $4.3 million, a decrease in consulting services of $0.5 million, a decrease in legal fees of $0.3 million, and an increase of employee and contractor compensation and benefits of $0.3 million. The share-based compensation expense reduction is primarily due to a Type III modification caused by a change in role and responsibilities of the former Chief Financial Officer.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $2.3 million, or 45%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was due to a $1.2 million decrease in brand awareness and advertising campaigns, a decrease in share-based compensation expense of $0.9 million, and a decrease of $0.2 million of other sales and marketing expenses.
Sales and marketing expenses decreased by $4.5 million, or 46%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to a $2.4 million decrease in share-based compensation expense, a decrease in brand awareness and advertising campaigns of $1.9 million, and a decrease of $0.2 million in employee and contractor compensation and benefits.

Research and Development Expenses
Research and development expenses increased by $0.3 million, or 26%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to employee and contractor compensation and benefits expenses for development of operating software.
Research and development expense increased by $0.6 million, or 26%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to employee and contractor compensation and benefits expenses of $0.5 million and an increase of $0.1 million in share-based compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $0.8 million, or 81%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was related to the depreciation of leased assets of $0.6 million and the amortization of capitalized software development costs of $0.2 million.
Depreciation and amortization expense increased by $1.7 million, or 136%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was related to the amortization of capitalized software development costs of $1.1 million and the depreciation of leased assets of $0.6 million.
Other Income, net
Other income, net increased by $0.4 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was due to a $0.2 million gain resulting from a settlement on an outstanding payable and interest income of $0.2 million earned on the money market accounts.
Other income, net increased by $0.6 million for the six months ended June 30, 2025, respectively, compared to the six months ended June 30, 2024. The increase was due to a $0.2 million gain resulting from a settlement on an outstanding payable and interest income of $0.4 million earned on the money market accounts.
Changes in Fair Value of Earn-out Liabilities
Changes in fair value of earn-out liabilities decreased by $0.2 million and increased by $0.1 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The change was due to the fluctuation in the fair value of the earn-out liabilities at the end of the reporting period.
Changes in Fair Value of Warrant Liabilities
Changes in fair value of warrant liabilities decreased by $3.0 million and increased by $2.2 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The change was due to the fluctuation in the fair value of the warrant liabilities at the end of the reporting period.
Interest Expense, net
Interest expense, net increased by $0.3 million and $1.1 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The increase was due to the interest payable in relation to the convertible promissory notes recorded as of the reporting date, along with interest paid on the revolving line of credit.
Income Tax Benefit (Expense)
Income tax benefit (expense) increased by an insignificant amount for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The increase was primarily due to state income tax.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been funds from financing activities. We have reported net losses of $12.8 million and $23.8 million for the six months ended June 30, 2025 and 2024, respectively, and had negative cash flows from operations of $11.3 million and $16.9 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the Company had aggregate unrestricted cash and cash equivalents of $20.6 million and $36.3 million and net working capital of $21.3 million and $38.2 million, respectively.
During the first quarter, management made a strategic decision to invest in its FinTech segment and began taking assignment and holding closed-end consumer leases. We expect this will result in increased revenues in the medium term while negatively impacting cash flow from operations in the short term.
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
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table shows our cash flows used in operating activities, investing activities and financing activities for the stated periods:

	For the six months ended June 30,
	2025	2024	$ Change
Net cash used in operating activities	$(11,285,556)	$(16,939,551)	$5,653,995
Net cash (used in) provided by investing activities	$(4,698,645)	$52,272	$(4,750,917)
Net cash provided by financing activities	$278,824	$8,191,167	$(7,912,343)
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $11.3 million compared to $16.9 million used in operating activities for the six months ended June 30, 2024. The decrease in cash used in operating activities was due primarily to a decrease of $11.0 million in net loss, offset by an increase in fair value of warrant liabilities of $2.2 million, an increase in fair value of earn-out liabilities of $0.1 million, an increase in the net cash used by operating assets and liabilities of $2.0 million and a decrease of $5.0 million in non-cash related expenses.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $4.7 million compared to $0.1 million net cash provided by investing activities for the six months ended June 30, 2024. Net cash used in investing activities for the six months ended June 30, 2025 primarily related to $2.2 million of additions to lease merchandise, $1.6 million of software development costs, $0.5 million of licensing purchases and $0.5 million of net decrease in loans held for investment. Net cash provided by investing activities for the six months ended June 30, 2024 primarily related to $1.8 million of software development costs partially offset by an increase of $1.7 million of net loans held for investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $0.3 million compared to $8.2 million provided by financing activities for the six months ended June 30, 2024. The decrease was due to a decrease in raised capital of $10.0 million partially offset by an increase of $2.0 million in the revolving line of credit balance.

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
For the periods presented, we define non-GAAP operating loss as GAAP operating loss, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation:
GAAP operating loss	$(8,056,740)	$(14,031,505)	$(19,746,078)	$(28,939,456)
Non-GAAP adjustments
Corporate costs not allocated to segments	(1,174,818)	(3,078,332)	(3,146,191)	(8,433,875)
Transaction costs incurred in connection with acquisitions	—	(1,908)	—	(2,295,502)
Share-based compensation (exclusive of what is included in transaction costs above)	69,861	(5,171,761)	(3,552,984)	(10,170,774)
Depreciation and amortization	(1,682,502)	(930,874)	(2,893,612)	(1,227,471)
Non-GAAP operating loss	$(5,269,281)	$(4,848,630)	$(10,153,291)	$(6,811,834)
Off-Balance Sheet Arrangements.
None.
Critical Accounting Policies and Estimates
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

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our Unaudited Condensed Consolidated Financial Statements for the six-month period ended June 30, 2025 included elsewhere in this report. There were no material changes in the Company's critical accounting policies and estimates during the six months ended June 30, 2025. For a description of the Company's critical accounting policies, estimates and assumptions used in preparation of the Company's financial statements included in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date, due to the material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management is actively implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex transactions. We further improved this process by enacting continuing education seminars for the accounting team, automating processes and systems around complex financial areas such as stock-based compensation expense, and the hiring of additional staff with the requisite experience and training to supplement our existing accounting team. Although the Company believes these efforts will improve its internal controls over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weakness in internal control over financial reporting until a sustained period of time has passed to allow management to rest the design and operational effectiveness of the remediation steps management has taken.
Changes in Internal Control Over Financial Reporting
Except for the material weakness described above and the related remediation measures being implemented, there was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 15 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q which is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 5. Other Information.
None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.

Item 6. Exhibits.

Exhibit	Description
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2023)
4.1	Form of Indenture (incorporated herein by reference to Exhibit 4.5 to our Registration Statement on Form S-3 filed on May 9, 2025)
10.1	Employment Agreement, between PSQ Holdings, Inc. and James Rinn, effective as of June 1, 2025 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2025)
10.2
Non-Competition and Non-Solicitation Agreement, between PSQ Holdings, Inc. and James Rinn, effective as of May 23, 2025 (incorporated herein by reference to Exhibit 10.2 to our Current Report on 8-K filed on May 23, 2025)

10.3
Sales Agreement, dated as of May 23, 2025, by and between the Company and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on May 23, 2025)

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

PSQ Holdings, Inc.

Date: August 12, 2025		/s/ Michael Seifert
	Name:	Michael Seifert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025		/s/ James Rinn
	Name:	James Rinn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)