Form 10-Q
period 2025-09-30
PSQ Holdings, Inc.
filed 2025-11-06
CIK 1847064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025, there were 43,025,227 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding and 3,213,678 shares of the registrant’s Class C common stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements
PSQ HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,604,527	$33,643,113
Restricted cash	426,766	265,253
Accounts receivable, net	182,585	133,867
Lease receivable, net	172,444	—
Loans held for investment, net of allowance for credit losses of $610,778 and $689,007 as of September 30, 2025 and December 31, 2024, respectively	4,928,076	3,986,997
Lease merchandise, net of accumulated depreciation of $671,630 and zero as of September 30, 2025 and December 31, 2024, respectively	1,607,289	—
Interest receivable	212,376	314,104
Prepaid expenses and other current assets	2,743,491	2,071,921
Current assets held for sale (Note 4)	9,597,933	6,421,907
Total current assets	30,475,487	46,837,162
Loans held for investment, net of allowance for credit losses of $68,404 and $127,038 as of September 30, 2025 and December 31, 2024, respectively, non-current	551,919	735,118
Lease merchandise, net of accumulated depreciation of $38,256 and zero as of September 30, 2025 and December 31, 2024, respectively, non-current	503,021	—
Property and equipment, net	209,284	275,539
Intangible assets, net	15,377,149	10,759,610
Goodwill	10,930,978	10,930,978
Operating lease right-of-use assets	745,830	274,603
Deposits	33,389	18,589
Non-current assets held for sale (Note 4)	—	5,062,242
Total assets	$58,827,057	$74,893,841

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$4,558,843	$3,777,279
Accounts payable	2,272,916	2,499,810
Accrued expenses	1,226,199	452,596
Operating lease liabilities, current portion	314,010	122,587
Current liabilities held for sale (Note 4)	3,643,938	1,772,147
Total current liabilities	12,015,906	8,624,419
Convertible promissory notes, related party (Note 10)	20,000,000	20,000,000
Convertible promissory notes	8,449,500	8,449,500
Earn-out liabilities	685,000	620,000
Warrant liabilities	2,346,500	10,186,000
Operating lease liabilities	438,904	163,716
Total liabilities	43,935,810	48,043,635
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Common stock, $0.0001 par value; 500,000,000 authorized shares; 43,025,227 shares and 39,575,499 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,302	3,958
Class C Common stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of September 30, 2025, and December 31, 2024	321	321
Additional paid in capital	159,583,265	146,746,355
Accumulated deficit	(144,696,641)	(119,900,428)
Total stockholders’ equity	14,891,247	26,850,206
Total liabilities and stockholders’ equity	$58,827,057	$74,893,841
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$4,404,861	$3,207,408	$10,887,521	$6,552,433
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	1,451,234	104,886	3,128,208	261,707
General and administrative	8,144,403	10,486,994	20,133,393	30,245,748
Sales and marketing	1,564,449	1,739,980	4,643,237	5,540,778
Research and development	1,241,669	408,313	3,222,930	1,244,387
Depreciation and amortization	1,699,205	729,208	3,973,592	1,580,093
Total costs and expenses	14,100,960	13,469,381	35,101,360	38,872,713
Operating loss	(9,696,099)	(10,261,973)	(24,213,839)	(32,320,280)
Other income (expense):
Other income, net	142,745	22,565	886,718	184,428
Changes in fair value of earn-out liabilities	25,000	170,000	485,000	510,000
Changes in fair value of warrant liabilities	343,000	2,175,000	7,839,500	7,497,500
Interest expense, net	(869,643)	(756,760)	(2,606,556)	(1,434,241)
Loss before income taxes from continuing operations	(10,054,997)	(8,651,168)	(17,609,177)	(25,562,593)
Income tax benefit / (expense)	8,176	12,437	—	(1,600)
Loss from continuing operations	(10,046,821)	(8,638,731)	(17,609,177)	(25,564,193)
Loss from discontinued operations, net of tax	(1,936,067)	(4,498,818)	(7,187,036)	(11,385,433)
Net loss	$(11,982,888)	$(13,137,549)	$(24,796,213)	$(36,949,626)

Continuing operations loss per common share, basic and diluted	$(0.22)	$(0.27)	$(0.39)	$(0.84)
Discontinued operations loss per common share, basic and diluted	(0.04)	(0.14)	(0.16)	(0.37)
Net loss per common share, basic and diluted	$(0.26)	$(0.41)	$(0.55)	$(1.21)
Weighted average shares outstanding, basic and diluted	46,045,064	31,758,032	44,760,363	30,526,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	39,575,499	$3,958	3,213,678	$321	$146,746,355	$(119,900,428)	$26,850,206
Issuance of common stock from Employee Stock Purchase Plan	—	—	3,995	—	—	—	—	—	—
Issuance of shares for fully vested restricted stock units	—	—	379,518	38	—	—	(38)	—	—
Share-based compensation	—	—	—	—	—	—	3,622,845	—	3,622,845
Net loss	—	—	—	—	—	—	—	(4,447,345)	(4,447,345)
Balance at March 31, 2025	—	—	39,959,012	3,996	3,213,678	321	150,369,162	(124,347,773)	26,025,706
Issuance of common stock for asset acquisition	—	—	2,000,000	200	—	—	4,499,800	—	4,500,000
Issuance of common stock for at-the-market offering, net	—	—	164,971	16	—	—	361,512	—	361,528
Issuance of shares for fully vested restricted stock units	—	—	552,046	55	—	—	(55)	—	—
Share-based compensation	—	—	—	—	—	—	(69,861)	—	(69,861)
Net loss	—	—	—	—	—	—	—	(8,365,980)	(8,365,980)
Balance at June 30, 2025	—	—	42,676,029	4,267	3,213,678	321	155,160,558	(132,713,753)	22,451,393
Issuance of shares for fully vested restricted stock units	—	—	349,198	35	—	—	(35)	—	—
Share-based compensation	—	—	—	—	—	—	4,422,742	—	4,422,742
Net loss	—	—	—	—	—	—	—	(11,982,888)	(11,982,888)
Balance at September 30, 2025	—	$—	43,025,227	$4,302	3,213,678	$321	$159,583,265	$(144,696,641)	$14,891,247

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	24,410,075	$2,441	3,213,678	$321	$72,644,419	$(62,213,139)	$10,434,042
Issuance of common stock for Credova Merger	—	—	2,920,993	292	—	—	14,137,314	—	14,137,606
Issuance of shares for consulting arrangement	—	—	183,349	18	—	—	887,391	—	887,409
Share-based compensation	—	—	—	—	—	—	5,410,894	—	5,410,894
Issuance of shares for fully vested restricted stock units	—	—	663,500	66	—	—	(66)	—	—
Net loss	—	—	—	—	—	—	—	(12,576,831)	(12,576,831)
Balance at March 31, 2024	—	—	28,177,917	2,817	3,213,678	321	93,079,952	(74,789,970)	18,293,120
Share-based compensation	—	—	—	—	—	—	5,171,761	—	5,171,761
Net loss	—	—	—	—	—	—	—	(11,235,246)	(11,235,246)
Balance at June 30, 2024	—	—	28,177,917	2,817	3,213,678	321	98,251,713	(86,025,216)	12,229,635
Issuance of shares for fully vested restricted stock units	—	—	1,273,767	128	—	—	(486,032)	—	(485,904)
Share-based compensation	—	—	—	—	—	—	5,796,823	—	5,796,823
Net loss	—	—	—	—	—	—	—	(13,137,549)	(13,137,549)
Balance at September 30, 2024	—	$—	29,451,684	$2,945	3,213,678	$321	$103,562,504	$(99,162,765)	$4,403,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(24,796,213)	$(36,949,626)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(7,839,500)	(7,497,500)
Changes in fair value of earn-out liabilities	(485,000)	(510,000)
Share-based compensation	7,975,726	16,855,006
Amortization of step-up in loans held for investment	169,607	501,112
Provision for credit losses on loans held for investment	616,842	549,985
Origination of loans and leases for resale	(20,534,393)	(17,315,173)
Proceeds from sale of loans and leases for resale	22,792,178	19,689,911
Gain on sale of loans and leases	(2,257,785)	(2,374,738)
Impairment of lease merchandise	218,196	—
Depreciation and amortization	4,700,376	2,202,561
Non-cash operating lease expense	181,183	314,577
Changes in operating assets and liabilities:
Accounts receivable	13,151	(417,540)
Lease receivable	(172,444)	—
Interest receivable	101,728	(304,599)
Inventory	(55,683)	(61,533)
Prepaid expenses and other current assets	(201,005)	65,810
Deposits	(31,503)	(12,033)
Accounts payable	170,879	(1,577,703)
Accrued expenses	464,635	(322,928)
Deferred revenue	1,785,853	346,215
Operating lease liabilities	(185,799)	(309,238)
Net cash used in operating activities	(17,368,971)	(27,127,434)

Cash flows from Investing Activities
Additions to lease merchandise, net of disposals	(3,413,454)	—
Software development costs	(2,302,514)	(2,818,954)
Principal paydowns on loans held for investment	13,287,697	8,897,046
Disbursements for loans held for investment	(14,832,026)	(7,168,697)
Purchase of licenses	(455,000)	—
Acquisition of businesses, net of cash acquired	—	141,215
Net cash used in investing activities	(7,715,297)	(949,390)

Cash flows from Financing Activities
Proceeds from convertible note payable, related party (Note 10)	—	20,000,000
Proceeds from revolving line of credit	7,792,305	—
Repayments on revolving line of credit	(7,010,741)	(2,207,536)
Proceeds from the issuance of common stock for at-the-market offering	361,528	—
Net disbursements for taxes paid related to vesting of employee restricted stock units	—	(485,904)
Cash paid for stock issuance costs	(312,059)	—
Net cash provided by financing activities	831,033	17,306,560
Net decrease in cash, cash equivalents and restricted cash	(24,253,235)	(10,770,264)
Cash, cash equivalents and restricted cash, beginning of period	36,589,607	16,446,030
Cash, cash equivalents and restricted cash, end of the period	$12,336,372	$5,675,766
Cash and cash equivalents from continued operations	$10,604,527	$4,709,237
Restricted cash from continued operations	426,766	966,529
Cash and cash equivalents from discontinued operations	1,305,079	—
Total cash, cash equivalents and restricted cash, end of the period	$12,336,372	$5,675,766

Supplemental Non-Cash Investing and Financing Activity
Issuance of common shares in connection with the asset acquisition	$4,500,000	$—
Earnout liability generated by asset acquisition	$550,000	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability	$652,410	$—
Accrued variable compensation settled with RSU grants	$597,397	$411,878
Shares issued in connection with Credova Merger	$—	$14,137,606
Note Exchange in connection with Credova Merger	$—	$8,449,500
Cash flows from discontinued operations are included in the above amounts and explained in Note 4.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PSQ HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
PSQ Holdings, Inc. (collectively, “PublicSquare", "PSQ", "PSQH", or the "Company") is a technology-enabled marketplace & payments ecosystem that serves an audience of consumers and merchants who value life, family, and liberty. PublicSquare historically operated under three segments: Financial Technology, Marketplace, and Brands ("Financial Technology", "Marketplace", and "Brands"), however, in August 2025,the Company announced its plan to monetize the Brands segment through the sale of EveryLife and its Marketplace segment through a sale or by strategic repurposing its intellectual property ("IP") to enhance its Financial Technology offerings. The Financial Technology ("FinTech") segment comprises Credova, a "Buy Now Pay Later" company focused on the outdoors & shooting sports industry; PSQ Payments, a payments processing company; and PSQ Impact, a modern fundraising platform for the conservative movement. Shares of PSQ Holdings Inc. are listed on the New York Stock Exchange and trade under the symbol “NYSE:PSQH”, and warrants are listed under the symbol "NYSE:PSQH.WS".
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
Financial Technology Segment
Our Financial Technology segment consists of PSQ Payments, Credova, and PSQ Impact. PSQ Payments is the leading integrated merchant services solution that facilitates debit card, credit card, and automatic clearing house ("ACH") payments so the business owners utilizing our services can operate with peace of mind knowing that their economic liberties will always be protected. Credova offers a proprietary retail finance platform and related application programming interfaces (“APIs”) through which Credova is able to offer products in five main categories: (i) merchant-originated products; (ii) Bank Partner-originated closed-end installment loans originated by Credova's bank partners; (iii) Credova-originated loan products; (iv) zero-interest installment products, referred to as “Pay-in-4” and (v) leased merchandise. Credova offers coverage of the full credit spectrum, allowing our merchant customers a wider consumer pool.

Together, PSQ Payments and Credova provide a seamless, unified checkout solution that empowers merchant customers to grow their business in a safe, secure, and reliable environment, where every transaction is protected and powered by freedom. By bundling multiple payment types, PublicSquare offers multiple systems redundancies and sponsor banks translating to peace of mind and improved economics for our merchant customers, regardless of business industry.

PSQ Impact launched in September 2025 and is a modern fundraising platform supporting 501c(3) and 501c(4) entities in the conservative movement, leveraging PSQ Payment technology for campaigns, donations, and charities.
Note 2 — Liquidity
The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $24.8 million and $36.9 million for the nine months ended September 30, 2025 and 2024, respectively, and had negative cash flows from operations of $17.4 million and $27.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had aggregate unrestricted cash and cash equivalents of $10.6 million and $33.6 million and net working capital of $18.5 million and $38.2 million, respectively.
The Company believes its existing cash and cash equivalents along with anticipated cash received from the sale of the Marketplace and Brands segments will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued. The Company also has access to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, up to an aggregate offering price of $50.0 million.

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
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
In August 2025, the Company announced its plan to monetize the Brands segment through the sale of EveryLife and its Marketplace segment through a sale or by strategic repurposing its IP to enhance its Financial Technology offerings. The Company analyzed the divestitures and determined each divestiture met the held-for-sale and discontinued operations accounting criteria as of September 30, 2025. Accordingly, the Company has separately reported the results of these segments as discontinued operations in the Condensed Consolidated Statements of Operations and presented the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets.
Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. See Note 4 — Discontinued Operations for additional information about discontinued operations.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include, but are not limited to, lease merchandise and related depreciation method, impairments, loans held for sale and related credit losses, fair values of net assets acquired, fair values of net assets held for sale, the incremental borrowing rate applied to lease accounting, valuation of earn out liabilities and warrant liabilities, and estimation of income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other risk-based factors. Changes in estimates are reflected in reported amounts in the period in which they become known. Actual results could differ from those estimates.
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

Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when there are anti-dilutive, common stock equivalents, these are not considered in the computation. As of September 30, 2025, the Company’s restricted stock units (“RSUs”) and warrants were not considered in the computation as they are anti-dilutive. As of September 30, 2025, there were no anti-dilutive shares or common stock equivalents outstanding.
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
PSQ Impact generates revenues via its fundraising platform by providing a secure payments and reporting technology to support 501c(3) and 501c(4) nonprofits in the conservative movement. The Company recognizes processing and transaction revenues in connection with donations completed on the platform.
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
Lease Merchandise, net
The Company leases goods, consisting primarily of sporting goods, to its customers under certain terms agreed to by the customer and recognizes revenue straight-line over the lease term in accordance with Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments. Leases typically range between 12 and 24 months. All the Company's customer agreements are considered operating leases. The consumer goods under operating leases are initially recorded at cost and depreciated on a straight-line basis over the term of the related leases to the consumer goods estimated residual value. All lease assets are purchased concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Upon transfer of ownership of merchandise to customers, resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. Amounts shown in the condensed consolidated balance sheets are net of accumulated depreciation and impairment.

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
Assets Held for Sale and Discontinued Operations
Assets, or disposal groups, are classified as held for sale when management, having the appropriate authority, commits to a plan to sell the business or asset group, the assets are available for immediate sale in their present condition, an active program to locate a buyer and complete the plan has been initiated, the sale is probable and expected to be completed within one year, and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon classification as held for sale, the related assets and liabilities are measured at the lower of their carrying amount or fair value less costs to sell and are no longer depreciated or amortized.

Fair value is determined based on the total consideration expected to be received, which may include cash proceeds, contingent consideration, and other forms of payment, less estimated costs to sell. The Company reassesses the fair value of disposal groups at each reporting date and records any subsequent write-downs to reflect the lower of carrying value or fair value less costs to sell as an adjustment to the carrying value. If the fair value of the disposal group increases in subsequent periods, a gain is recognized, but not in excess of the cumulative loss previously recognized.

A disposal group that meets the criteria in ASC 205-20-45 for discontinued operations—specifically, if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results—is presented as discontinued operations. For such transactions, the operating results of the disposal group, including any gain or loss on sale, are presented as discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented. Assets and liabilities of the discontinued operations are separately presented in the condensed consolidated balance sheets as held for sale.

During the third quarter of 2025, management committed to a plan to divest the Company’s Brands and Marketplace segments. The decision followed a strategic review process intended to refocus the Company on its core FinTech operations. As of September 30, 2025, the criteria for classification as held for sale under ASC 360-10 and discontinued operations under ASC 205-20-45 were met, as: (i) management had approved and initiated an active program to locate a buyer for the segments; (ii) the sale was considered probable within twelve months; and (iii) the operations represented a strategic shift expected to have a major effect on the Company’s financial results.

Accordingly, the assets and liabilities of the Brands and Marketplace segments have been classified as held for sale in the condensed consolidated balance sheets and the related results of operations have been presented as discontinued operations for all periods presented. Refer to Note 4 — Discontinued Operations for additional financial information regarding these transactions.
Segment Reporting
Operating segments are defined as components of an entity for which separate discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has determined that the Company has one reportable segment, Financial Technology.
Concentration of Risks
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash balances may exceed the FDIC insurance limit of $250,000. The Company has not experienced any losses in such accounts.
For the three months ended September 30, 2025, no customer accounted for more than 10% of the Company’s revenue. For the nine months ended September 30, 2025, one customer accounted for 11% of the Company’s revenue.
For the three months ended September 30, 2024, one customer accounted for 11% of the Company’s revenue. For the nine months ended September 30, 2024, no customer accounted for 10% or more of the Company’s revenue.
As of September 30, 2025, two customers each accounted for more than 10% of the Company’s accounts receivable. No customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2024.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which intends to improve clarity and comparability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2024-01 effective January 1, 2025, which did not have a material impact on its consolidated financial statements.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"). Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 permits entities to use either 1) a prospective transition approach, 2) a modified transition approach, or 3) a retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 on the condensed consolidated financial statements.
The Company has assessed the adoption impacts of recently issued accounting standards by the FASB on the Company’s condensed consolidated financial statements as well as material updates to previous assessments, if any, to the Company’s annual audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024.
Note 4 — Discontinued Operations
In August 2025, the Company announced plans to monetize its Brands segment through the sale of EveryLife and to monetize its Marketplace segment business through a sale or strategic repurposing of the intellectual property to complement its FinTech offering. The Company evaluated each divestiture individually and determined each represented a strategic shift and met held-for-sale and discontinued operations accounting criteria as of September 30, 2025. Therefore, the Company began to separately report the results of these segments as discontinued operations in its Condensed Consolidated Statements of Operations and the related assets and liabilities are presented as held for sale in its Condensed Consolidated Balance Sheets. As of September 30, 2025, the process was on target to reach a purchase agreement by the end of 2025. The results of these segments are reported in the "Loss from discontinued operations, net of tax" line in the Condensed Consolidated Statements of Operations.

The following table summarizes the key components of the operating results of the discontinued operations within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025		For the three months ended September 30, 2024
	Marketplace	Brands	Marketplace	Brands
Revenues, net	$192,005	$3,732,089	$717,692	$2,615,012
Cost of revenues (exclusive of depreciation and amortization shown below)	84,680	—	500,026	4,358
Cost of goods sold (exclusive of depreciation and amortization shown below)	—	2,578,920	—	1,771,109
Operating costs	1,200,717	1,888,285	3,784,453	1,457,446
Depreciation and amortization	95,884	11,675	210,857	35,025
Operating loss	(1,189,276)	(746,791)	(3,777,644)	(652,926)
Other expense, net	—	—	(67,319)	(929)
Income tax expense	—	—	—	—
Loss from discontinued operations, net of tax	$(1,189,276)	$(746,791)	$(3,844,963)	$(653,855)
The following table summarizes the key components of the operating results of the discontinued operations within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30, 2025		For the nine months ended September 30, 2024
	Marketplace	Brands	Marketplace	Brands
Revenues, net	$939,650	$10,334,271	$2,389,801	$7,048,995
Cost of revenues (exclusive of depreciation and amortization shown below)	286,188	527	1,472,664	4,358
Cost of goods sold (exclusive of depreciation and amortization shown below)	11,951	6,871,532	—	4,601,360
Operating costs	4,194,431	6,346,913	9,970,179	4,079,486
Depreciation and amortization	645,059	81,725	516,569	105,899
Operating loss	(4,197,979)	(2,966,426)	(9,569,611)	(1,742,108)
Other expense, net	(22,631)	—	(67,319)	(6,814)
Income tax benefit	—	—	—	419
Loss from discontinued operations, net of tax	$(4,220,610)	$(2,966,426)	$(9,636,930)	$(1,748,503)

Assets and liabilities of segments classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, consist of the following:

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,305,079	$2,681,241
Accounts receivable, net	252,083	313,952
Inventory	2,719,080	2,663,397
Prepaid expenses and other current assets	604,809	763,317
Intangible assets, net	4,668,764	—
Deposits	48,118	—
Total current assets held for sale	9,597,933	6,421,907
Intangible assets, net	—	5,030,827
Deposits	—	31,415
Total non-current assets held for sale	—	5,062,242
Total assets held for sale	$9,597,933	$11,484,149

Liabilities
Current liabilities:
Accounts payable	$1,398,650	$1,003,743
Accrued expenses	405,764	714,733
Deferred revenue	1,839,524	53,671
Total liabilities held for sale	$3,643,938	$1,772,147
The cash flows related to the discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows. The following table presents cash flow and non-cash information for the discontinued segments.

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(4,705,036)	$(5,506,495)
Net cash used in investing activities	$(347,596)	$(2,103,773)
Note 5 — Acquisitions
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
The following unaudited supplemental pro forma combined financial information presents the Company's combined results of operations for the three and nine months ended September 30, 2024 as if the Credova Merger had occurred on January 1, 2024. The pro forma information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have occurred had the Credova Merger been completed on January 1, 2024. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Credova.

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Revenue	$6,540,112	$18,904,794
Net loss	$(13,137,549)	$(35,558,372)
Note 6 — Goodwill and Intangible Assets, Net
Goodwill as of September 30, 2025 was $10.9 million, which resulted from the Credova Merger and is included in the Financial Technology segment. See Note 5 — Acquisitions, for further information.
The following table summarizes intangible assets, net:

	Useful Life	September 30, 2025	December 31, 2024
Capitalized software development costs	1-5 years	$8,111,165	$1,106,248
Trademark and tradenames	5 years	1,700,000	1,700,000
Internally developed software	3 years	3,600,000	3,600,000
Merchant relationships	5 years	5,900,000	5,900,000
State operating licenses	Indefinite	975,000	520,000
Purchased technology	1-15 years	212,177	212,177
Total intangible assets		20,498,342	13,038,425
Less: Accumulated amortization		(5,121,193)	(2,278,815)
Total intangible assets, net		$15,377,149	$10,759,610
Amortization expenses were approximately $1.2 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.8 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, estimated future amortization expense is expected as follows:

Remainder of 2025	$1,365,453
2026	5,461,818
2027	4,383,062
2028	2,754,875
2029	329,234
Thereafter	107,707
$14,402,149
Note 7 — Loans Held for Investment, Net
The Company classifies its loans as either current or past due. The following reflects the credit quality of the Company’s loans held for investment, as delinquency status has been identified as the primary credit quality indicator, based on the recorded amount of the receivable in delinquent status as of September 30, 2025:

		Past Due
	Current	30-59 Days	60-89 days	> 90 days	Total
Loans held for investment	$6,092,442	$38,927	$17,662	$10,146	$6,159,177
Allowance for credit losses					(679,182)
Loans held for investment, net					$5,479,995
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
These loans have a variety of lending terms and have original maturities ranging from six weeks to thirty-six months. Given that the Company’s loan portfolio focuses on unsecured installment loans, the Company evaluates the portfolio as a single homogeneous loan portfolio and performs further analysis by product type as needed.
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
The Company uses proprietary forecasting combining Austrian Business Cycle Theory with real-time data to help detect economic inflection points earlier than using past behavior alone. This forecasting approach helps mitigate issues commonly attributed to behavior-driven credit scores. Our forecasting directly shapes underwriting, lending and risk strategies, delivering resilient, future-ready financial tools to merchants and their customers.

The following tables summarize the balances of and changes in allowance for credit losses on loans held for investment as of September 30, 2025 and December 31, 2024:

Balance at January 1, 2025	$816,045
Charge-offs	(753,705)
Provision for credit losses	616,842
Balance at September 30, 2025	$679,182

Balance at January 1, 2024	$—
Balance acquired from Credova Merger	1,130,515
Charge-offs	(1,367,121)
Provision for credit losses	1,052,651
Balance at December 31, 2024	$816,045
Note 8 — Lease Merchandise, Net
The Company's lease merchandise, net of accumulated depreciation as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Lease merchandise	$2,820,196	$—
Less: Accumulated depreciation	(709,886)	—
Lease merchandise, net	$2,110,310	$—
Depreciation expense on lease merchandise for the three and nine months ended September 30, 2025 was $0.5 million and $1.1 million, respectively. Depreciation expense on lease merchandise for the three and nine months ended September 30, 2024 was zero.

The Company's merchandise on operating leases consisted mostly of sporting goods during the three and nine months ended September 30, 2025. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases. There were no merchandise leases as of December 31, 2024.
The Company recognized an impairment on leased merchandise of $0.2 million for the three and nine months ended September 30, 2025 and this impairment is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. There was no impairment on leased merchandise during the three and nine months ended September 30, 2024.
Note 9 — Revolving Line of Credit
The Company assumed a $10.0 million revolving loan with a finance company through the Credova Merger (Note 5) which bears interest at a rate of 15% and requires minimum monthly interest payments. On October 6, 2025, the Company entered into Amendment No. 8 to the Amended and Restated Loan and Security Agreement, which extends the term through January 7, 2026. The line of credit will bear interest at an annual rate of 14.5% with a minimum interest requirement. The borrowing base is set at 89% of the unpaid principal balance of pledged receivables that are no more than sixty days past due. The amendment contains customary covenants, trigger events, representations and warranties. Certain assets at Credova are assigned as collateral.
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
As of September 30, 2025 and December 31, 2024, the outstanding advances under this revolving loan totaled $4.6 million and $3.8 million, respectively.
Note 10 — Convertible Promissory Notes
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
Pursuant to the terms of the Replacement Notes, at any time after the closing of the transactions contemplated by the Credova Merger Agreement (the “Credova Closing”), Participating Noteholders may elect to convert their Replacement Notes into a number of shares of Class A common stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 4.63641, subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus (i) between the first anniversary of the Credova Closing, which took place on March 13, 2024, and the second anniversary of the Credova Closing, 105% of the then outstanding principal amount and (ii) after the second anniversary of the Credova Closing, the then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A common stock if the daily volume-weighted average trading price of the Company Class A common stock exceeds 140% of the Conversion Price on each of at least 10 consecutive trading days during the 20 trading day period prior to notice of such required conversion. The Company determined the embedded derivatives did not require bifurcation.
Credova Subdebt Notes not exchanged for Replacement Notes at Credova Closing were canceled following payment in full in cash.
As of September 30, 2025 and December 31, 2024, the convertible promissory notes payable was $8.4 million.
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
Note 11 — Related Parties
In June 2023, the Company signed a consulting agreement with a Board member to provide advisory services to EveryLife. The agreement was subsequently amended and then mutually cancelled in November 2024. For the three and nine months ended September 30, 2025, the Company incurred no costs and made no payments.. For the three and nine months ended September 30, 2024, the Company incurred $45,000 and $0.2 million, respectively and paid approximately $30,000 and $0.2 million, respectively, relating to this agreement, including travel reimbursements..
In August 2023, the Company signed a strategic consulting agreement with a consulting company that is controlled by a former Board member. The consulting company was engaged by the Company to provide strategic advice and assistance in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. The fixed fee was reduced to $60,000 per month plus expenses on January 1, 2024 and the agreement was terminated at the end of November 2024. For the three and nine months ended September 30, 2025, the Company incurred no costs and made no payments. For the three and nine months ended September 30, 2024, the Company incurred and paid $0.5 million and $0.9 million, respectively.

In December 2023, the Company signed another agreement with the same strategic consulting company that is controlled by a former Board member. The consulting company was engaged to provide merger and acquisition advice in connection with the Credova Merger. The term of the agreement was the earlier of twelve months or the consummation of the Credova Merger, which occurred on March 13, 2024. The fee for these services was $150,000 payable promptly at the closing of the Credova Merger and Class A common stock in the Company of 4% of the gross enterprise value or total consideration paid with respect to the merger. For the three and nine months ended September 30, 2025, the Company incurred no costs and made no payments. For the three and nine months ended September 30, 2024, the Company incurred and paid $0.2 million.
In August 2024, the Company entered into a one-year strategic consulting agreement with an individual who was appointed to the PublicSquare Board in December 2024. The individual was engaged by the Company to provide strategic advice and assistance with partnership development and marketing leadership for a fixed fee of $42,000 per month plus 100,000 RSUs which vested one year from the grant date. This strategic consulting agreement was extended beyond the initial one-year and is currently renewing month-to-month. During the three and nine months ended September 30, 2025, the Company expensed $0.1 million and $0.4 million, respectively and paid $0.1 million and $0.3 million, respectively.
See Note 10 — Convertible Promissory Notes – Convertible Promissory Notes – Related Party for discussion of the Company's other Related Party arrangements.
Note 12 — Share Based Compensation
On July 25, 2023, the Board of Directors (the "Board") of the Company approved the PSQ Holdings, Inc. 2023 Stock Incentive Plan (the “Plan”) as well as the 2023 Employee Stock Purchase Plan (the "ESPP”), whereby it may grant to certain employees, consultants and advisors certain equity awards of the Company, including (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock and (d) RSUs, of the Company.
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
Restricted Stock Units
During the three and nine months ended September 30, 2025, and 2024, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and members of the Board. Each RSU entitles the recipient to one share of our common stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.
Share-based compensation expense for RSUs is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, RSUs during the three and nine-month period ended September 30, 2025 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2025	2,528,635	$6.16
Granted	1,586,480	$3.93
Forfeited	(73,442)	$3.54
Vested	(699,918)	$4.23
Unvested as of March 31, 2025	3,341,755	$5.60
Granted	1,059,612	$3.22
Forfeited	(731,139)	$8.70
Vested	(185,760)	$4.02
Unvested as of June 30, 2025	3,484,468	$3.93
Granted	735,522	$2.26
Forfeited	(25,139)	$4.64
Vested	(349,198)	$2.45
Unvested as of September 30, 2025	3,845,653	$3.74
Vested and unsettled as of September 30, 2025	838,393	$4.41
As of September 30, 2025 and December 31, 2024 there were 4,292,913 and 3,386,082 RSUs authorized but not issued, respectively.
As of September 30, 2025, unrecognized compensation cost related to the grant of RSUs was approximately $8.7 million. Unvested outstanding RSUs as of September 30, 2025 and December 31, 2024 had a weighted average remaining vesting period of 1.59 years and 1.66 years, respectively.
As of September 30, 2025, the Company had 838,393 RSUs vested but unsettled. It is the Company's historical practice to facilitate a "sell-to-cover" transaction to satisfy employees' tax withholding obligations upon vesting. The Company expects to settle these shares following the filing of this Quarterly Report on Form 10-Q.
Share-based Compensation Expense Relating to Earn-out
In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award.
The Company recorded $0.9 million and $2.7 million for the three and nine months ended September 30, 2025 and 2024 of share-based compensation expense, related to the earn-out shares. As of September 30, 2025, unrecognized compensation cost related to the earn-out shares was approximately $9.5 million.

During the three and nine months ended September 30, 2025 and 2024, the Company recorded the following share-based compensation expense, related to RSUs, earn-out shares and Credova Merger:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Cost of sales	$52,348	$28,407	$118,382	$108,392
General and administrative	2,996,338	4,092,365	4,536,114	9,948,361
Sales and marketing	716,931	1,264,581	1,776,592	4,761,388
Research and development	657,125	411,470	1,544,638	1,149,456
Transaction costs incurred in connection with Credova Merger	—	—	—	887,409
Total share-based compensation expense	$4,422,742	$5,796,823	$7,975,726	$16,855,006
Stock Award Modification
In June 2025, in connection with the significant change in operating role of the Company’s former Chief Financial Officer, the Company modified his unvested RSUs allowing all unvested RSUs to continue to vest in accordance with their original terms. No other changes were made to the award. The Company determined that the change in operating role was considered a significant reduction and accounted for the change as a Type III accounting modification (improbable-to-probable) under ASC 718. Accordingly, the Company reversed all share-based compensation expense previously recorded on the awards that are not expected to vest under the original terms. The Company reversed $2.3 million in share-based compensation expense for the nine months ended September 30, 2025 included in general and administrative expenses in the condensed consolidated statements of operations. Total share-based compensation expense of $1.5 million, equal to the modification date fair value, will be recognized prospectively over the remaining requisite service period, beginning on the modification date. Of which, the Company recognized $0.3 million and $0.4 million, respectively in share-based compensation expense for the three and nine months ended September 30, 2025 included in general and administrative expenses in the condensed consolidated statements of operations.
Note 13 — Stockholders' Equity
At-The-Market Offering
On May 23, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) and TCBI Securities, Inc., doing business as Texas Capital Securities (“TCS”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $50.0 million. No shares were sold pursuant to the Sales Agreement during the three months ended September 30, 2025. For the nine months ended September 30, 2025, the Company issued an aggregate of 164,971 shares of common stock pursuant to the Sales Agreement at a weighted average purchase price of $2.28 resulting in aggregate gross proceeds of approximately $0.4 million, reduced by $13,000 in issuance costs, resulting in net proceeds to the Company of approximately $0.4 million. In connection with the Sales Agreement, the Company incurred total stock issuance costs of $0.4 million. These issuance costs were recorded as deferred stock issuance costs and included in the “Prepaid expenses and other current assets” line item of the Company’s accompanying condensed consolidated balance sheet as of September 30, 2025. Such deferred stock issuance costs will be recognized as a direct reduction of additional paid-in capital in proportion to securities sold under the Sales Agreement. During the three and nine months ended September 30, 2025, the Company recognized approximately zero and $1,000, respectively, as a direct reduction of additional paid-in capital relating to securities sold under the Sales Agreement.
Note 14 — Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).

Assets and liabilities subject to fair value measurements are as follows:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$5,628,624	$—	$—	$5,628,624

Liabilities
Warrant liabilities – Public Warrants	$1,092,500	$—	$—	$1,092,500
Warrant liabilities – Private placement warrants(1)	—	—	1,254,000	1,254,000
Earn-out liabilities(2)	—	—	685,000	685,000
Total liabilities	$1,092,500	$—	$1,939,000	$3,031,500

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$22,602,438	$—	$—	$22,602,438

Liabilities
Warrant liabilities – Public Warrants	$4,600,000	$—	$—	$4,600,000
Warrant liabilities – Private placement warrants(1)	—	—	5,586,000	5,586,000
Earn-out liabilities(2)	—	—	620,000	620,000
Total liabilities	$4,600,000	$—	$6,206,000	$10,806,000
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

The following tables summarize the balances of and changes in Level 3 private placement warrants and earn-out liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024:

	Private Placement Warrants	Earn-out Liabilities
Balance at January 1, 2025	$5,586,000	$620,000
Change in fair value during the period	(4,104,000)	(450,000)
Balance at March 31, 2025	1,482,000	170,000
Increase related to asset acquisition	—	550,000
Change in fair value during the period	—	(10,000)
Balance at June 30, 2025	1,482,000	710,000
Change in fair value during the period	(228,000)	(25,000)
Balance at September 30, 2025	$1,254,000	$685,000

Balance at January 1, 2024	$5,415,000	$660,000
Change in fair value during the period	(1,254,000)	(120,000)
Balance at March 31, 2024	4,161,000	540,000
Change in fair value during the period	(1,596,000)	(220,000)
Balance at June 30, 2024	2,565,000	320,000
Change in fair value during the period	(1,140,000)	(170,000)
Balance at September 30, 2024	$1,425,000	$150,000
Note 15 — Segments
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
As of September 30, 2025, the Company’s operating and reportable segments include:
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
•PSQ Impact LLC (also referred to as "PSQ Impact"), is a wholly owned subsidiary of PublicSquare which generates revenue via its fundraising platform to provide political campaigns and nonprofits with access to a secure payment and reporting platform.
The CODM measures and evaluates the Company’s performance based on segment gross revenue, segment non-GAAP gross profit and segment non-GAAP operating loss.
Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.

The following tables set forth the Company’s revenues, net and operating loss for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues, net:
Financial Technology
Direct revenue	$481,772	$1,150,951	$1,638,925	$2,272,818
Interest income on loans	616,566	749,199	1,812,185	1,850,115
Loan and lease contracts sold, net	699,663	1,307,258	2,257,785	2,429,500
Lease merchandise, net	1,127,666	—	2,098,000	—
Payment processing revenues (1)	1,479,194	—	3,080,626	—
Total revenues, net	$4,404,861	$3,207,408	$10,887,521	$6,552,433
(1)Includes both PSQ Payments and PSQ Impact revenues.

	For the three months ended September 30,
	2025	2024
Revenues, net	$4,404,861	$3,207,408
Cost of revenues attributable to segments(1)	(1,398,887)	(104,886)
Segment non-GAAP Gross Profit	3,005,974	3,102,522
Operating expenses attributable to segments	(5,197,053)	(3,334,821)
Segment non-GAAP operating loss	(2,191,079)	(232,299)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments	(1,383,073)	(3,503,643)
Share-based compensation expense(1)	(4,422,742)	(5,796,823)
Depreciation and amortization	(1,699,205)	(729,208)
Operating loss	(9,696,099)	(10,261,973)
Other expense, net	(358,898)	1,610,805
Loss before income taxes	$(10,054,997)	$(8,651,168)
(1)$0.1 million categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the condensed consolidated statements of operations has been included in the "Share-based compensation expense" line item.

	For the nine months ended September 30,
	2025	2024

Revenues, net	$10,887,521	$6,552,433
Cost of revenues attributable to segments(1)	(3,009,828)	(261,707)
Segment non-GAAP Gross Profit	7,877,693	6,290,726
Operating expenses attributable to segments	(15,678,985)	(6,830,296)
Segment non-GAAP operating loss	(7,801,292)	(539,570)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments	(4,463,229)	(11,937,517)
Transaction costs incurred in connection with acquisitions	—	(2,295,502)
Share-based compensation expense(1)	(7,975,726)	(15,967,598)
Depreciation and amortization	(3,973,592)	(1,580,093)
Operating loss	(24,213,839)	(32,320,280)
Other income, net	6,604,662	6,757,687
Loss before income taxes	$(17,609,177)	$(25,562,593)
(1)$0.1 million categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the condensed consolidated statements of operations has been included in the "Share-based compensation expense" line item.
No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.
Note 16 — Commitments and Contingencies
Other Legal Matters
From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2025, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.
In August 2025, the Company received notification from the Consumer Financial Protection Bureau ("CFPB") that it had formally closed the investigation into Credova.
Note 17 — Subsequent Events
The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the condensed consolidated balance sheet date through the date the condensed consolidated financial statements were available to be issued.
On October 6, 2025, the Company entered into Amendment No. 8 to the Amended and Restated Loan and Security Agreement which extends the term through January 7, 2026. See Note 9 - Revolving Line of Credit, for further information.

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
Overview
PublicSquare is a financial technology company committed to protecting life, family, and liberty through values-driven innovation. We're building an ecosystem of financial solutions that provide consumers and businesses with cancel-proof alternatives in today's economy. PublicSquare operates under one segment: Financial Technology. PublicSquare provides a suite of wholly-owned Financial Technology services. The Financial Technology segment comprises Credova, a "Buy Now Pay Later" ("BNPL") company focused on the outdoors & shooting sports industry, PSQ Payments, a "cancel-proof" payments processing company, and PSQ Impact, a fundraising platform for the conservative movement
Payment processing is the lifeblood of the American economy. Owning the payments stack puts PublicSquare at the center of every transaction with solutions that are simple to integrate and resilient by design. We pair advanced technology with a deep understanding of merchant and consumer needs to facilitate next generation commerce. By bundling multiple payment types, the Company expects to create higher conversion and more stickiness with consumers. Multiple systems redundancies and sponsor banks mean peace of mind and better economics for our merchants, regardless of business industry.

Recent Developments
Board of Director Updates
On July 28, 2025, the Company appointed Caitlin Long to its Board of Directors. Ms. Long is a renowned Bitcoin and crypto finance expert with over 30 years of experience in financial services, specializing in traditional finance, digital assets, and financial technology infrastructure. She is the Founder and CEO of Custodia Bank, a US chartered bank designed to offer a compliant bridge between US dollars and digital assets. For over 20 years, she previously held senior roles on Wall Street at firms including Morgan Stanley, Credit Suisse, and Salomon Brothers. Ms. Long is also recognized as an authority on blockchain policy and financial innovation and participated in Wyoming's Blockchain Task Force, where she helped draft and pass 13 crypto-friendly laws which positioned Wyoming as the de facto standard for policy innovation around digital assets.
Strategic Updates
On August 12, 2025, the Company announced a strategic repositioning of its business to accelerate the growth of its FinTech segment. As part of this repositioning, the Company plans to monetize its Brands segment and pursue a sale or strategic partnership of its Marketplace segment. The Company also made the decision to reverse the Brands expansion into South Korea as part of the repositioning.
Components of Results of Operations
During the three months ended September 30, 2025 and 2024, our net loss was $12.0 million and $13.1 million, respectively. During the three months ended September 30, 2025, our net loss decreased $1.1 million as compared to the three months ended September 30, 2024, due to a $1.2 million increase in revenues, and a $2.6 million decrease in loss from discontinued operations. This was partially offset by a $0.6 million increase in expenses, a quarter over quarter loss of $1.8 million relating to the change in fair value of the warrant liabilities, a quarter over quarter loss of $0.1 million relating to the change in fair value of the earnout liabilities. For the nine months ended September 30, 2025 and 2024, our net loss was $24.8 million and $36.9 million, respectively. During the nine months ended September 30, 2025, our net loss decreased $12.1 million as compared to the nine months ended September 30, 2024, due to $4.3 million increase in revenues, a $3.8 million decrease in expenses, a $4.2 million decrease in loss from discontinued operations, a $0.7 million increase in interest income earned and a $0.3 million gain in the change in fair value of the warrant liabilities offset by a $1.2 million increase in interest expense
Revenues, net
We generate revenues from our one segment: Financial Technology, as summarized below.
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
PSQ Impact generates revenues via its fundraising platform by providing a secure payments and reporting technology to support 501c(3) and 501c(4) nonprofits in the conservative movement.

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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, employee benefits, consultant fees, commissions, and direct marketing costs related to the promotion of PublicSquare’s platforms/solutions. As a result of cost-cutting efforts, we expect that sales and marketing expenses will remain steady or may decline in absolute dollars and decline as a percentage of total revenue over time as we scale back paid marketing efforts and focus on monetizing current customer base. Our inability to scale our expenses could negatively impact profitability.
Research and Development Expenses
Research and development expenses consist primarily of salaries, employee benefits and consultant fees related to our development activities to originate, develop, and build the PSQ Payments' and PSQ Impact ecosystems. As this is a large focus of the Company, we expect that research and development expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.
Depreciation and Amortization Expense
Depreciation and amortization expense consists of amortization of capitalized software development costs, depreciation of leased assets, office fixtures, and furniture.
Non-Operating Income and Other Items
Other Income, net
Other income, net relates to interest income earned on the money market accounts and a gain resulting from the sale of leased assets for the three months ended September 30, 2025. For the nine months ended September 30, 2025, other income also includes a gain resulting from the settlement of an outstanding payable.

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
Key Business Metrics and Selected Financial Data
We use the following key metrics and non-GAAP measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:
•Segment Revenue (see Note 15 to the Condensed Consolidated Financial Statements for more details);
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

GMV of Financial Technology Segment
In addition to revenue, net loss, and other results under U.S. GAAP, the following table sets forth key operating metrics we use to evaluate our Financial Technology segment. The information below represents proforma information for 2024 as if the Credova Merger closed on January 1, 2024:

	Three Months Ended September 30,
	2025	2024	% Change
Gross merchandise volume (“GMV”) - Credit	$11,044,476	$15,532,649	(29)%
Gross merchandise volume (“GMV”) - PSQ Payments	$89,233,120	$—	100%

	Nine Months Ended September 30,
	2025	2024	% Change
Gross merchandise volume (“GMV”) - Credit	$33,155,901	$45,703,460	(27)%
Gross merchandise volume (“GMV”) - PSQ Payments	$193,437,952	$—	100%
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions generated from the Financial Technology segment during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and nine months ended September 30, 2025, GMV was $11.0 million and $33.2 million, respectively, which represented an approximate change of (29)% and (27)%, respectively, as compared to the same period in 2024.
For the nine months ended September 30, 2025, our top five merchants and platform partners represented approximately 58% of total GMV - Credit, as compared to 42% for the nine months ended September 30, 2024. GMV - Credit attributable to our largest merchant during the three months ended September 30, 2025 represented 23% of total GMV - Credit, compared to 16% for the same period in 2024. The shift in volume from our top five merchants is primarily due to the overall reductions in sales across the industry.
GMV – Credit declined year-over-year, driven by a broader slowdown in the firearm retail industry and our continued focus on disciplined underwriting practices. Industry-wide softness impacted many of our merchant partners, with some reporting sales down more than 20% year-over-year, consistent with national trends. According to the National Shooting Sports Foundation (“NSSF”), U.S. firearm sales fell for the fourth consecutive year in 2024, totaling approximately 15.2 million adjusted background checks—a 3.5% decline from 2023. This downward trend carried into 2025, with Q3 2025 adjusted checks at approximately 3.2 million, reflecting a 5.7% decline compared to Q3 2024 (3.4 million). The decline in overall firearm demand has been influenced by reduced consumer urgency under a pro-Second Amendment federal administration, as well as macroeconomic factors such as inflationary pressures and constrained discretionary spending, which have affected purchasing behavior across the retail sector. Despite these headwinds, the industry continues to demonstrate a strong baseline, with August 2025 alone posting over 1.1 million NSSF-adjusted background checks, though these metrics are still down ~9.9% year-over-year compared to the previous year. In addition to market pressures, our recent credit policy enhancements—including the broader implementation of machine-learning models—tightened approval rates as part of a long-term strategy to improve portfolio performance. These factors, along with changes to our origination channels and a shift in sales focus, contributed to the overall reduction in GMV – Credit during the period.

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
For the three months ended September 30, 2025 and 2024, GMV - PSQ Payments was $89.2 million and zero, respectively, which represented an approximate change of 100%, as compared to the same period in 2024. For the nine months ended September 30, 2025 and 2024, GMV - PSQ Payments was $193.4 million and zero, respectively, which represented an approximate change of 100%, as compared to the same period in 2024. PSQ Payments was launched in October 2024.

As PSQ Payments is currently an emerging business and still in the process of onboarding new customers, only a concentrated number of merchants were actively processing through our solution during the period. Therefore, management believes 2025 GMV - Payments breakdown by merchant would not be beneficial to provide.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024. See Part I - Financial Information - Item 1. Condensed Consolidated Financial Statements - Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (Unaudited), and Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024 (Unaudited).
The following table sets forth our condensed consolidated statement of operations for the three months ended September 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	For the Three Months Ended September 30,
	2025	2024	Variance ($)	Variance (%)
Revenues, net	$4,404,861	$3,207,408	$1,197,453	37%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	1,451,234	104,886	1,346,348	1284%
General and administrative	8,144,403	10,486,994	(2,342,591)	(22)%
Sales and marketing	1,564,449	1,739,980	(175,531)	(10)%
Research and development	1,241,669	408,313	833,356	204%
Depreciation and amortization	1,699,205	729,208	969,997	133%
Total costs and expenses	14,100,960	13,469,381	631,579	5%
Operating loss	(9,696,099)	(10,261,973)	565,874	(6)%
Other income (expense):
Other income, net	142,745	22,565	120,180	533%
Changes in fair value of earn-out liabilities	25,000	170,000	(145,000)	(85)%
Changes in fair value of warrant liabilities	343,000	2,175,000	(1,832,000)	(84)%
Interest expense, net	(869,643)	(756,760)	(112,883)	15%
Loss before income taxes from continuing operations	(10,054,997)	(8,651,168)	(1,403,829)	16%
Income tax benefit / (expense)	8,176	12,437	(4,261)	(34)%
Loss from continuing operations	$(10,046,821)	$(8,638,731)	$(1,408,090)	16%
Loss from discontinued operations, net of tax	(1,936,067)	(4,498,818)	2,562,751	(57)%
Net loss	$(11,982,888)	$(13,137,549)	$1,154,661	(9)%

The following table sets forth our condensed consolidated statement of operations for the nine months ended September 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	For the Nine Months Ended September 30,
	2025	2024	Variance ($)	Variance (%)
Revenues, net	$10,887,521	$6,552,433	$4,335,088	66%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	3,128,208	261,707	2,866,501	1095%
General and administrative	20,133,393	30,245,748	(10,112,355)	(33)%
Sales and marketing	4,643,237	5,540,778	(897,541)	(16)%
Research and development	3,222,930	1,244,387	1,978,543	159%
Depreciation and amortization	3,973,592	1,580,093	2,393,499	151%
Total costs and expenses	35,101,360	38,872,713	(3,771,353)	(10)%
Operating loss	(24,213,839)	(32,320,280)	8,106,441	(25)%
Other income (expense):
Other income, net	886,718	184,428	702,290	381%
Changes in fair value of earn-out liabilities	485,000	510,000	(25,000)	(5)%
Changes in fair value of warrant liabilities	7,839,500	7,497,500	342,000	5%
Interest expense, net	(2,606,556)	(1,434,241)	(1,172,315)	82%
Loss before income taxes from continuing operations	(17,609,177)	(25,562,593)	7,953,416	(31)%
Income tax benefit / (expense)	—	(1,600)	1,600	(100)%
Loss from continuing operations	(17,609,177)	(25,564,193)	$7,955,016	(31)%
Loss from discontinued operations, net of tax	(7,187,036)	(11,385,433)	$4,198,397	(37)%
Net loss	$(24,796,213)	$(36,949,626)	$12,153,413	(33)%
Revenues, net

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues, net:
Financial Technology
Direct revenue	$481,772	$1,150,951	$1,638,925	$2,272,818
Interest income on loans	616,566	749,199	1,812,185	1,850,115
Loan and lease contracts sold, net	699,663	1,307,258	2,257,785	2,429,500
Lease merchandise, net	1,127,666	—	2,098,000	—
Payment processing revenues (1)	1,479,194	—	3,080,626	—
Total revenues, net	$4,404,861	$3,207,408	$10,887,521	$6,552,433
(1)Includes both PSQ Payments and PSQ Impact revenues.
Revenues, net increased by $1.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily related to the launch of PSQ Payments and the addition of lease merchandise revenue, offset by a decline in loan and lease contracts sold and direct revenue.
Revenues, net increased by $4.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily related to the launch of PSQ Payments and the addition of lease merchandise revenue, offset by a decline in loan and lease contracts sold and direct revenue.

Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) increased by $1.3 million, or 1284%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This is attributed to an increase of $1.3 million in transaction fees as a result of the launch of PSQ Payments.
Cost of revenue (exclusive of depreciation and amortization) increased by $2.9 million, or 1095%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This is attributed to an increase of $2.9 million in transaction fees as a result of the launch of PSQ Payments.
General and Administrative Expenses
General and administrative expenses decreased by $2.3 million, or 22%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was due to the reduction in share-based compensation expense of $1.1 million, as well as $0.7 million reduction in general operating costs, and a $0.5 million reduction in other administrative costs.
General and administrative expenses decreased by $10.1 million, or 33%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to the reduction in share-based compensation expense of $5.4 million, a decrease in transaction costs of $2.3 million, a decrease in professional services of $1.1 million, a decrease of employee and contractor compensation and benefits of $1.1 million, and a decrease of other administrative expenses of $0.2 million. The share-based compensation expense reduction is primarily due to a Type III modification realized last quarter caused by a change in role and responsibilities of the former Chief Financial Officer.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $0.2 million, or 10%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease is due to a decrease in share-based compensation expense of $0.6 million offset by an increase in employee compensation and benefits of $0.4 million.
Sales and marketing expenses decreased by $0.9 million, or 16%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was due to a $3.0 million decrease in share-based compensation expense offset by an increase in employee compensation and benefits of $1.5 million and an increase in brand awareness costs of $0.6 million.
Research and Development Expenses
Research and development expenses increased by $0.8 million, or 204%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to a $0.2 million increase in share-based compensation expense, an increase of $0.6 million in employee and contractor compensation and benefits.
Research and development expense increased by $2.0 million, or 159%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to employee and contractor compensation and benefits expenses of $1.6 million and an increase of $0.4 million in share-based compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $1.0 million, or 133%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was related to the depreciation of leased assets of $0.5 million and the amortization of capitalized software development costs of $0.5 million.
Depreciation and amortization expense increased by $2.4 million, or 151%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was related to the amortization of capitalized software development costs of $1.3 million and the depreciation of leased assets of $1.1 million.
Other Income, net
Other income, net increased by $0.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was due to interest income of $0.1 million earned on the money market accounts.

Other income, net increased by $0.7 million for the nine months ended September 30, 2025, respectively, compared to the nine months ended September 30, 2024. The increase was due to a $0.2 million gain resulting from a settlement on an outstanding payable and interest income of $0.5 million earned on the money market accounts.
Changes in Fair Value of Earn-out Liabilities
Changes in fair value of earn-out liabilities decreased by $0.1 million and decreased by $25,000 for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The change was due to the fluctuation in the fair value of the earn-out liabilities at the end of the reporting period.
Changes in Fair Value of Warrant Liabilities
Changes in fair value of warrant liabilities decreased by $1.8 million and increased by $0.3 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The change was due to the fluctuation in the fair value of the warrant liabilities at the end of the reporting period.
Interest Expense, net
Interest expense, net increased by $0.1 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The increase was due to the interest payable in relation to the convertible promissory notes recorded as of the reporting date, along with interest paid on the revolving line of credit.
Income Tax Benefit (Expense)
Income tax benefit (expense) increased by an insignificant amount for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The increase was primarily due to state income tax.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been funds from financing activities. We have reported net losses of $24.8 million and $36.9 million for the nine months ended September 30, 2025 and 2024, respectively, and had negative cash flows from operations of $17.4 million and $27.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had aggregate unrestricted cash and cash equivalents of $10.6 million and $33.6 million and net working capital of $18.5 million and $38.2 million, respectively.
During the first quarter, management made a strategic decision to invest in its FinTech segment and began taking assignment and holding closed-end consumer leases. We expect this will result in increased revenues in the medium term while negatively impacting cash flow from operations in the short term.
We believe that through our existing cash and cash equivalents along with anticipated cash received from the sale of the Marketplace and Brands segments, the Company will be able to fund operations and capital needs for the next year from the date these condensed consolidated financial statements were available to be issued. The Company also has access to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, up to an aggregate offering price of $50.0 million
Our future capital requirements will depend on many factors including our revenue growth rate and the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, we may need to raise additional financing. While there can be no assurances, the Company may need to pursue additional equity raises and debt rounds of financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to the Company or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table shows our cash flows for both continuing and discontinuing operations used in operating activities, investing activities and financing activities for the stated periods:

	For the nine months ended September 30,
	2025	2024	$ Change
Net cash used in operating activities	$(17,368,971)	$(27,127,434)	$9,758,463
Net cash used in investing activities	$(7,715,297)	$(949,390)	$(6,765,907)
Net cash provided by financing activities	$831,033	$17,306,560	$(16,475,527)
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $17.4 million compared to $27.1 million used in operating activities for the nine months ended September 30, 2024. The decrease in cash used in operating activities was due primarily to a decrease of $12.2 million in net loss, offset by a decrease in fair value of warrant liabilities of $0.3 million, an increase in the net cash used by operating assets and liabilities of $4.5 million and a decrease of $6.6 million in non-cash related expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $7.7 million compared to $0.9 million net cash used in investing activities for the nine months ended September 30, 2024. Net cash used in investing activities for the nine months ended September 30, 2025 primarily related to $3.4 million of additions to lease merchandise, $2.3 million of software development costs, $0.5 million of licensing purchases and $1.5 million of net decrease in loans held for investment. Net cash used in investing activities for the nine months ended September 30, 2024 primarily related to $2.8 million of software development costs partially offset by an increase of $1.7 million of net loans held for investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $0.8 million compared to $17.3 million provided by financing activities for the nine months ended September 30, 2024. The decrease was due to a decrease in raised capital of $20.0 million partially offset by an increase of $3.0 million in the revolving line of credit balance and an increase of $0.5 million related to taxes paid on vesting of employee RSUs.
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

For the periods presented, we define non-GAAP operating loss as GAAP operating loss, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation:
GAAP operating loss	$(9,696,099)	$(10,261,973)	$(24,213,839)	$(32,320,280)
Non-GAAP adjustments:
Corporate costs not allocated to segments	(1,383,073)	(3,503,643)	(4,463,229)	(11,937,517)
Transaction costs incurred in connection with acquisitions	—	—	—	(2,295,502)
Share-based compensation expense (exclusive of what is included in transaction costs above)	(4,422,742)	(5,796,823)	(7,975,726)	(15,967,598)
Depreciation and amortization	(1,699,205)	(729,208)	(3,973,592)	(1,580,093)
Non-GAAP operating loss	$(2,191,079)	$(232,299)	$(7,801,292)	$(539,570)
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
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our Unaudited Condensed Consolidated Financial Statements for the nine-month period ended September 30, 2025 included elsewhere in this report. There were no material changes in the Company's critical accounting policies and estimates during the nine months ended September 30, 2025. For a description of the Company's critical accounting policies, estimates and assumptions used in preparation of the Company's financial statements included in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date, due to the material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management is actively implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex transactions. We further improved this process by enacting continuing education seminars for the accounting team, automating processes and systems around complex financial areas and the hiring of additional staff with the requisite experience and training to supplement our existing accounting team. Although the Company believes these efforts will improve its internal controls over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weakness in internal control over financial reporting until a sustained period of time has passed to allow management to rest the design and operational effectiveness of the remediation steps management has taken.
Changes in Internal Control Over Financial Reporting
Except for the material weakness described above and the related remediation measures being implemented, there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q which is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, other than as follows:
Risks Related to Our Business Strategy and Industry

Any acquisitions, divestitures, partnerships or joint ventures we undertake could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic transactions, including acquisitions of businesses, partnerships or joint ventures with third parties, and divestitures of Company business lines or assets. We may not succeed in identifying acquisition, partnership and joint venture candidates or candidates to purchase our assets. In addition, we may not be able to continue the operational success of such acquired businesses or successfully finance or integrate any businesses we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets, an impairment of any goodwill recorded as a result of acquisitions, or both. Furthermore, an acquisition, divestiture, or other transaction or venture may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, divestiture, partnership, or joint venture may not succeed, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. To the extent we elect to divest or discontinue any portion of our business, such as the planned divestitures of our EveryLife and Marketplace segment businesses through a sale or by strategically repurposing and dissolving the respective segments by the fourth quarter of 2025, such actions may have an adverse effect on our business. Although any such actions would be designed to improve our long-term results of operations, our near-term results could suffer, and there can be no assurance we will realize the benefits of any such actions. Moreover, in connection with any such disposition, we may have to indemnify purchasers and other persons from certain liabilities of the business, which could have a material adverse impact on our retained business and results of operations if we incur liability under those provisions. We cannot ensure that any acquisition, divestiture, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

We are investing in a strategic initiative to carry more cryptocurrency and digital assets as part of our regular operations, which may be unsuccessful.

We plan to modify aspects of our business model and engage in various strategic initiatives related to digital assets such as cryptocurrency, aided by the recent appointment of director Caitlin Long to guide the rollout of this initiative. This initiative includes use of cryptocurrency as an alternative payment method in our products and implementation of digital treasury tools. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business, damage our reputation and limit our growth. Such modifications may increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Moreover, we may not be able to manage growth effectively, which could damage our reputation, limit our growth and adversely affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities within the digital assets industry and other markets we seek to expand into, and we may lose out on such opportunities. Additionally, any such changes to our business model or strategy could cause us to become subject to additional regulatory scrutiny and several additional requirements, including licensing and permit requirements. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our business will become more dependent on the market price of bitcoin and other cryptocurrencies, which are volatile and may decline significantly.

The success of our planned strategic initiatives related to digital assets, such as cryptocurrency, and the value of our digital asset holdings, including bitcoin, depends heavily on the prevailing market prices of bitcoin and cryptocurrency in general. Cryptocurrency markets are highly volatile, and prices can fluctuate widely in response to various factors, including regulatory developments, technological changes, market sentiment, macroeconomic conditions, and speculative activity. A sustained decline in the prices of bitcoin or other cryptocurrencies could render our planned strategic initiatives related to digital assets unprofitable or our current digital asset holdings significantly less valuable or even worthless.

The further development and acceptance of digital asset networks, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

Using cryptocurrencies to buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets, including bitcoin, based upon a computer-generated mathematical or cryptographic protocol. Large-scale acceptance of bitcoin as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors influencing this development and acceptance include, but are not limited to:
•worldwide growth in the adoption and use of bitcoin as a medium to exchange;
•governmental and quasi-governmental regulation of bitcoin and its use, or restrictions on or regulation of access to and operation of the bitcoin network or similar cryptocurrency systems;
•changes in consumer demographics and public tastes and preferences;
•the maintenance and development of the open-source software protocol of the bitcoin network;
•the increased consolidation of contributors to the bitcoin blockchain through bitcoin mining pools;
•the availability and popularity of other cryptocurrencies and other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;
•the inherent volatility of cryptocurrency as an unregulated and immature currency;
•general economic conditions and the regulatory environment relating to cryptocurrencies;
•environmental or tax restrictions, excise taxes or other additional costs on the use of electricity to mine bitcoin;
•an increase in bitcoin transaction costs and any related reduction in the use of and demand for bitcoin;
•unpredictability or turbulence in the digital assets industry due to major events, such as failure of key institutions in the digital asset industry; and
•negative consumer sentiment and perception of bitcoin specifically or cryptocurrencies generally.

We may face several risks due to disruptions in the digital asset markets, including but not limited to, financing risk, risk of increased losses or impairments in our investments or other assets, risks of legal proceedings and government investigations, and risks from price declines or price volatility of digital assets.

In response to recent events involving bankruptcy declarations by several prominent digital asset banks and significant activity by various regulators regarding digital assets, such as enforcement actions against a variety of digital asset entities, including Coinbase, Kraken and Binance, the digital asset markets, including the market for bitcoin specifically, experienced extreme price volatility. Several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively affected the liquidity of the digital asset markets, as certain entities affiliated with FTX and platforms such as Coinbase, Kraken and Binance have engaged, or may continue to engage, in significant trading activity. If the liquidity of the digital asset market continues to be negatively impacted by these events, digital asset prices (including the price of bitcoin) may continue to experience significant volatility, and confidence in the digital asset markets may be further undermined. Additionally, consumers may be less likely to use cryptocurrency-based payment options, which could impact the use of our products and, ultimately, our bottom line. These events are continuing to develop, and it is impossible to predict the risks they may pose to us, our service providers, or on the digital asset industry. Although we have no direct exposure to any of the above-mentioned cryptocurrency companies, nor any material assets that may not be recovered or may otherwise be lost or misappropriated due to the bankruptcies, the failure or insolvency of large exchanges or other significant players in the digital asset space may cause the price of bitcoin and cryptocurrencies to fall and decrease confidence in the ecosystem, which could adversely affect an investment in us.
Item 5. Other Information.
None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

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

PSQ Holdings, Inc.

Date: November 6, 2025		/s/ Michael Seifert
	Name:	Michael Seifert
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025		/s/ James Rinn
	Name:	James Rinn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)