Form 10-K
period 2025-12-31
PSQ Holdings, Inc.
filed 2026-03-17
CIK 1847064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Class A common stock held by non-affiliates of the registrant was approximately $78.8 million based on the closing price per share of the registrant’s Class A common stock, on June 30, 2025, as reported by the New York Stock Exchange. For the purposes of this disclosure, shares of common stock held by each executive officer, director and affiliate based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 13, 2026, there were 48,717,235 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement (the "Proxy Statement") with respect to the registrant’s 2026 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this Item 1A, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Class A Common Stock or public warrants and result in a loss of all or a portion of your investment:
•We have incurred net losses and negative cash flows in the past and may not be able to achieve or maintain profitability.
•We may require substantial additional capital to support our operations and growth, and such capital may not be available on acceptable terms or at all.
•Our liquidity could be adversely affected by reserve, collateral, or prefunding requirements imposed by partners or networks.
•If we are unable to manage growth effectively, our operations could be strained and our business could be harmed.
•We received a written notice from the New York Stock Exchange ("NYSE") that we are not in compliance with continued listing standards, and if we fail to regain compliance, our Class A Common Stock would be delisted.

•We currently rely upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
•Determining the Company's allowance for credit losses requires many assumptions and complex analyses. If the Company's estimates prove incorrect, PSQ Holdings, Inc. may incur net charge-offs in excess of its reserves, or may be required to increase its provision for credit losses, either of which would adversely affect our results of operations.
•Our business faces significant competition, and if we are unable to compete effectively, our business and operating results could be materially and adversely affected.
•Our FinTech-focused strategy may not be successful, and changes to our strategy or priorities could adversely affect our business.
•Our success depends on key personnel, and we may be unable to attract or retain qualified employees or successfully transition leadership responsibilities.
•Our success depends on attracting, onboarding and retaining merchants, retailers, campaigns and non-profits and converting contracted relationships and sales leads into sustained transaction volume.
•We rely on originating bank partners, processing partners, card networks and ACH participants. If any of our agreements are terminated, and we are unable to replace such agreements, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.
•Current and future government regulations may negatively impact the demand for our services or the products offered by the merchants we service which could have a material adverse effect on our business and operating results.
•Our revenue may be impacted, to a significant extent, by the general economy, the creditworthiness of the U.S. consumer and the financial performance of our business partners and customers.
•We may pursue acquisitions, investments, or partnerships, and we may not realize the expected benefits of those arrangements.
•The market for political fundraising and payment processing platforms is highly concentrated, and PSQ Impact may be unable to compete effectively against established providers.
•We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.
•We are subject to cybersecurity risks and interruptions or failures in our information technology systems and as we grow, we will need to expend additional resources to enhance our protection from such risks.
•Management identified a material weakness in our internal control over financial reporting as of December 31, 2023 and as of December 31, 2025, this material weakness remains unremedied. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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

•Our business is subject to extensive regulation, examination, oversight, and supervision in a variety of areas, all of which are subject to change and uncertain interpretation. Changes in federal, state, or local laws and regulations, as well as changes to regulatory enforcement policies and priorities, and changes in public perception of our lines of business may negatively impact our business, results of operations, financial condition, and future prospects.
•Current and future government regulations may negatively impact the demand for our services and negatively impact our business, results of operations, and financial condition.
•We may be exposed to risk if we cannot enhance, maintain, and adhere to our internal controls and procedures.
•Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
•As of February 27, 2026, we are no longer a "controlled company", and as a result, we are required to comply with all of the corporate governance requirements in the NYSE listing standards, subject to certain phase-in periods. Failure to do so may lead to escalating consequences up to and including potential delisting of the Company’s Class A Common Stock from the NYSE.
•Natural disasters, including but not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.

PART I
Item 1. Business
Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “PSQH,” “we,” “us,” the “registrant” or the “Company” refer to PSQ Holdings, Inc. and its subsidiaries (as applicable).
On February 23, 2023, PSQ Holdings, Inc. (now PublicSq. Inc., a wholly owned subsidiary of the Company) (“Private PSQ”) completed a stock-for-stock transaction to purchase 100% of the outstanding shares of EveryLife, Inc. (“EveryLife”), a Delaware corporation, in exchange for 1,071,229 shares of common stock, par value $0.001 per share, of Private PSQ.
On July 19, 2023 (the “Closing Date”), we consummated the transactions contemplated by that Agreement and Plan of Merger, dated as of February 27, 2023 (the “Merger Agreement”), each by and among PublicSq. Inc., a Delaware corporation (“Private PSQ”), Colombier Acquisition Corp., a Delaware corporation (“Colombier”), Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Colombier (“Merger Sub”), and Colombier Sponsor, LLC (the “Colombier Sponsor”), a Delaware limited liability company, in its capacity as purchaser representative, for the purposes set forth in the Merger Agreement, which, among other things, provided for the merger of Private PSQ into Merger Sub with Private PSQ surviving the merger as a wholly owned subsidiary of Colombier (the “Business Combination”). At the closing of the Business Combination (the “Closing”), Colombier changed its name to “PSQ Holdings, Inc.” Colombier was incorporated in the State of Delaware in February 2021.
On March 13, 2024, we entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Credova Merger Sub”), Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement. Pursuant to the Credova Merger Agreement, on March 13, 2024, the transactions which are the subject of the Credova Merger Agreement were consummated (the “Credova Closing”) and Credova Merger Sub merged with and into Credova (the “Credova Merger”), with Credova surviving as a wholly-owned subsidiary of PSQ Holdings, Inc. In connection with the Credova Merger, each share of Credova was converted into the right to receive newly-issued shares of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), delivered to the Credova stockholders at the Credova Closing (“Credova Stockholders”). As consideration for the Credova Merger, Credova stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) were placed in an escrow account for indemnity claims made under the Credova Merger Agreement. The Escrow Shares remaining in escrow upon the 12-month anniversary of the Credova Closing were released and distributed pro rata to the former stockholders of Credova.
PSQ Holdings, Inc. historically operated under three segments: Financial Technology, Marketplace, and Brands ("Financial Technology", "Marketplace", and "Brands"), however, in August 2025, the Company announced its plan to monetize the Brands segment through the sale of EveryLife and its Marketplace segment through a sale or by strategically repurposing its intellectual property ("IP") to enhance its Financial Technology offerings.
Following further evaluation of market conditions and transaction alternatives, the Company determined during the fourth quarter of 2025 that pursuing a sale or partnership of the Marketplace segment would not be the most efficient use of resources. Accordingly, the Company wound down the Marketplace business as of December 31, 2025, and will not continue development of the Marketplace technology platform as part of its long-term strategy. The Company may evaluate opportunities to leverage certain customer relationships in support of its Financial Technology initiatives.
As of December 31, 2025, the Company continues to actively pursue the monetization of the Brands segment. As of December 31, 2025, PSQ Holdings, Inc. operates under one reportable segment: Financial Technology ("Financial Technology" or "FinTech"). The Financial Technology reportable segment is comprised of three operating segments, Credova, a "Buy Now, Pay Later" company focused on the outdoors & shooting sports industry; PSQ Payments, a "cancel-proof" payments processing company; and PSQ Impact, a payments and fundraising platform serving nonprofit organizations and political campaigns.
Our Business
PSQ Holdings, Inc. is a payments and financial infrastructure company. The Company builds and operates financial infrastructure in highly regulated environments for industries underserved by traditional financial institutions.

Our Guiding Principles
We are passionate about moving money for businesses, campaigns, and non-profits that depend on compliant payment solutions.
•Voluntary Exchange: We power lawful commerce between consenting parties. Our role is not to arbitrate transactions, but to ensure customers can transact efficiently, transparently, and without obstruction.
•Money in Motion: Capital is the lifeblood of enterprise. We build infrastructure that simplifies settlement, expands access to liquidity, and accelerates the path to greater scale.
•No Gatekeepers: Highly regulated and politically disfavored industries are often excluded from modern financial tools. We offer resilient rails that maintain compliance and institutional discipline.
•Decentralized Control: Payments technology must increase control - not centralize it. We design systems that respect ownership of funds, data, and customer relationships with less reliance on legacy intermediaries.
•Trust Economy: Operating in high-risk environments requires precision. We establish trust through disciplined underwriting, transparent pricing, regulatory rigor, and white-glove service.

Our Business Model
PSQ Holdings, Inc. is building a fully integrated financial ecosystem that spans payments, credit, and the movement of funds. In 2025, we brought together the core pillars of our business—credit, payment processing, and fundraising—to create one dynamic platform (the "Platform"). We combine values alignment, merchant-first relationships, and fintech innovation into one platform. By owning the commerce rails, we seek to create sticky adoption, pricing power, and a moat that positions PSQH to lead the shift from legacy finance.
Financial Technology
Financial Technology consists of PSQ Payments, Credova and PSQ Impact.
PSQ Payments is a leading integrated merchant services solution that facilitates debit card, credit card, and automatic clearing house ("ACH") payments, helping merchants process transactions efficiently and reliably. Credova offers a proprietary retail finance platform and related application programming interfaces (“APIs”) through which Credova is able to offer products in five main categories: (i) merchant-originated products; (ii) closed-end installment loans originated by Credova's bank partners; (iii) Credova-originated loan products; (iv) zero-interest installment products, referred to as “Pay-in-4” and (v) leased merchandise. Credova offers coverage of the full credit spectrum, allowing our merchant customers a wider consumer pool.
Together, PSQ Payments and Credova provide a seamless, unified checkout solution that empowers merchant customers to grow their business in a safe, secure, and reliable environment, where transactions are protected and powered by freedom. By bundling multiple payment types, PSQ Holdings, Inc. offers multiple systems redundancies and sponsor banks, translating to peace of mind and improved economics for our merchant customers, regardless of business industry.
PSQ Impact is a next-generation, low-fee fundraising and payments platform designed to provide modern technology, secure infrastructure, and operational efficiency to political campaigns and values-aligned nonprofit organizations. The platform leverages our PSQ Payments technology to support fundraising campaigns, donations, and charitable contributions, enabling donors to maximize the impact of their contributions through lower processing fees. PSQ Impact enhances donor data privacy by facilitating a direct relationship between donors and the campaigns or causes they support, and offers additional payment capabilities, including cryptocurrency donations and digital wallet acceptance (such as Apple Pay and Google Pay).
In addition, PSQ Impact provides campaigns, committees, agencies, and non-profits with a resilient, cancel-resistant payments infrastructure designed to protect uninterrupted fundraising operations. The platform also offers AI-powered tools and analytics that deliver automated reporting and real-time performance insights, enabling organizations to monitor fundraising activity and optimize campaign effectiveness.
Products and Services
Our FinTech division operates a proprietary credit platform for the purpose of facilitating loans, installments and leases to customers of retail stores and merchants as an alternative to traditional financing. Credova has developed and maintains a point-of-sale financing platform providing “Buy Now, Pay Later” solutions to merchants operating both brick and mortar retail locations, as well as through an integrated API and e-commerce plugin solutions. Through the platform and integrated API solution, merchants using Credova solutions are able to offer their consumers a network of financing solutions for their purchases, allowing them to select from a variety of financing options during the purchase process.
The services and products offered by Credova promote convenience in the borrowing community by providing interest bearing and non-interest-bearing financial products that cover the majority of the credit spectrum. Credova’s proprietary software and application offers consumers a near-frictionless application process with high-quality security to protect the consumer’s information. Financing products are facilitated and signed through Credova’s internet-based platform and closed and funded by Credova or a financing partner. Credova relies on a third-party servicer to service its financing products. Credova seeks to comply with all applicable state and federal statutes and regulations. Credova has adopted rigorous compliance policies and procedures, engages in regular internal and external audits of its practices, and has implemented a schedule of continuous learning and training for its employees.

PSQ Payments provides products and services that enable a payment processing solution for its merchant customers across their e-commerce landscape. It has developed a merchant gateway that securely collects data, including merchant data, in a secure tokenized vault and seamlessly integrates with a processor to enable merchants to successfully complete consumer payments. PSQ Payments has also built a merchant portal with dashboards displaying transaction data for merchants to use in connection with the services. Additionally, PSQ Payments has developed integrations with many of the most popular SaaS platforms, including Shopify, Magento, WooCommerce, and more. Finally, PSQ Payments has created an onboarding and underwriting flow to assist and facilitate merchant approvals with processors.
PSQ Impact provides an integrated suite of payment processing, fundraising, data management, and analytics tools intended to support campaigns, committees, and values-aligned nonprofit organizations, allowing them to solicit, process, and manage contributions efficiently and securely. PSQ Impact enables the campaigns or organizations to accept and process contributions through our proprietary payments infrastructure, PSQ Payments. The platform supports a range of contribution types and payment methods, including credit and debit cards, digital wallets (such as Apple Pay and Google Pay), and cryptocurrency donations. By operating a vertically integrated payments stack, the Company seeks to reduce reliance on third-party processors and provide greater continuity and control over transaction processing. Additionally, PSQ Impact provides data management functionality that facilitates direct data relationships between donors and the campaigns or organizations they support. The platform is designed to allow campaigns or organizations to retain access to and control over donor information generated through fundraising activities, subject to applicable laws and regulations, and to reduce reliance on shared or third-party fundraising data ecosystems.
Credova's offerings include:
•Merchant-originated products
•Closed-end installment loans originated by Credova's bank partners
•Credova-originated loan products
•Zero-interest installment products ("Pay-in-4")
•Leased merchandise
PSQ Payment's offerings include:
•Merchant Gateway
•Merchant support platform
PSQ Impact's offerings include:
•Fundraising and donation processing platform
•Data management
•Analytical tools
Customers and Markets
PSQH serves a total addressable market that extends beyond specific commerce verticals. Being a champion for financial liberty means providing products to support those who have been ignored, discriminated against, de-platformed, and de-banked.
Credova’s services allow merchants to offer point of sale financing options for the purchase of consumer goods online and in store. The intended market includes consumers making purchases from retailers with a focus on those shopping in the outdoor recreation industry and others. The creditworthiness of consumers is largely determined based on credit scores provided by national credit reporting agencies and other proprietary underwriting criteria.

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
PSQ Impact primarily serves political campaigns, political committees, and values-aligned nonprofit and advocacy organizations operating within the United States. The Company’s customers range from local and state-level organizations to national campaigns and affiliated entities that utilize the platform to process contributions, manage donor data, and access fundraising analytics and related services. Demand for the Company’s offerings is influenced by election cycles, fundraising activity levels, and broader political and regulatory developments. In addition to political organizations, the Company also targets values-aligned nonprofit organizations and related groups that require secure, scalable fundraising and payment processing solutions. These organizations rely on digital platforms to accept contributions, manage donor information, and monitor fundraising performance, particularly during election cycles and periods of heightened fundraising activity. Similar to other specialized payments markets, political and advocacy organizations may face higher fees, operational friction, or service interruptions from traditional payment processors due to industry-specific risk considerations and regulatory complexity. As a result, these organizations often seek purpose-built fundraising and payment solutions that emphasize data control, transaction continuity, and compliance support while maintaining a seamless donor experience across web and mobile channels.
Competition
Both Credova and PSQ Payments operate in complex and fast-paced environments with competition from numerous competitors. Credova competes with numerous “Buy Now, Pay Later” services including Affirm, Sezzle, Klarna, and others to attract merchant partners and consumers to use our services. PSQ Payments competes with payments processors offering services to merchants, including Stripe, Elavon, PayPal, and Fortis, to name a few. We compete with all of these companies to attract, engage, and retain merchants and consumers interested in our products and services. While the products and services offered by Credova and PSQ Payments are similar to our competitors, we believe our experience in traditionally underserved markets with complex regulatory regimes are what set us apart. PSQH is an integrated solution offering both credit financing and payment processing solutions designed to support the shooting and outdoor industries.
The market for political fundraising and payment processing platforms is relatively concentrated, with a limited number of providers offering purpose-built solutions for political campaigns, committees, and nonprofit organizations. One provider, WinRed, currently holds a significant share of the market, benefiting from established customer relationships and platform familiarity. Competition is based on factors such as pricing, platform reliability, payment capabilities, data management, regulatory support, and customer service. While switching costs and election-cycle considerations may limit customer movement between platforms, PSQ Impact seeks to compete by offering a modern, technology-enabled platform designed to address evolving customer needs. There can be no assurance the Company will successfully attract customers from incumbent providers or that competition will not adversely affect the Company’s business or results of operations.
Marketing Strategy
PSQH’s marketing strategy focuses on driving merchant adoption and retention by emphasizing its differentiated bundled offering that integrates payments processing with consumer credit solutions. The Company seeks to increase brand awareness and credibility within the shooting sports, outdoor, and adjacent industries through targeted partnerships, industry events, and trusted collaborations rather than broad-based advertising. Marketing efforts highlight operational efficiency, unified support, and long-term partnership value, supported by data-driven digital campaigns and sales enablement initiatives. In addition, PSQH prioritizes merchant storytelling and community-building initiatives to strengthen brand loyalty, demonstrate tangible business outcomes, and position the Company as a strategic growth partner rather than a standalone payments provider.

Product & Service Development
The Company's product and service development activities are focused on meeting customer needs, supporting scalable growth, and maintaining compliance with applicable regulatory requirements. Development priorities are informed by market analysis, portfolio performance, customer feedback, and industry trends, with an emphasis on functionality, reliability, and risk management across service lines.
Credova's current product mix has been developed based on ongoing analysis of consumer demand and credit portfolio performance across a broad range of credit profiles. Product development focuses on providing consumers with access to multiple financing options through a single application, allowing for choice and flexibility while managing credit risk. The platform incorporates customer identification, fraud prevention, consumer verification, and affordability assessments to support responsible lending and financial inclusion.
PSQ Payments develops payment processing solutions leveraging the experience of its management team and industry relationships. Development efforts include proprietary payments infrastructure, such as an independent gateway and secure vault, and partnerships with processors that support merchants operating in higher-risk business categories. These efforts are intended to provide secure, reliable, and scalable payment solutions aligned with merchant needs.
PSQ Impact’s product focuses on enhancing its fundraising and payments platform for political campaigns, committees, and nonprofit organizations. Development initiatives include expanding payment methods, improving proprietary infrastructure, and enhancing data reporting, automation, and analytics capabilities. These efforts are designed to support platform performance, compliance requirements, and transaction continuity during periods of elevated fundraising activity.
Our Competitive Strengths
The Company believes its integrated financial technology offerings, operating expertise, and values-aligned positioning provide competitive advantages within its target markets. The following factors represent what we believe to be our key competitive strengths of the Company.
•Integrated Financing and Payments Capabilities: Through Credova and PSQ Payments, the Company offers merchants access to both consumer financing and payment processing solutions. Management believes the Company is differentiated by its ability to provide these services through an integrated platform, reducing the need for merchants to engage multiple vendors. This integration is intended to support higher transaction conversion, increased order values, and improved operational efficiency for merchants, while generating diversified revenue streams for the Company.
•Inclusive Merchant Support: The Company supports a broad range of merchants, including those operating in industries that may face service limitations from traditional financial services providers. Management believes this inclusive approach allows the Company to address unmet demand and establish long-term relationships with merchants seeking reliable, values-aligned financial technology solutions.
•Platform-Driven Efficiency and Unit Economics: The Company’s FinTech operations are designed to leverage shared infrastructure, data, and customer relationships across its financing, payments, and fundraising platforms. Management believes this approach can support lower customer acquisition costs, improved unit economics, and scalable growth across operating segments.
•Specialized Fundraising and Payments Platform: Through PSQ Impact, the Company provides a payments and fundraising platform tailored to political campaigns, committees, and nonprofit organizations. Product development and infrastructure are designed to support regulatory compliance, transaction continuity, and performance during periods of elevated fundraising activity, such as election cycles.
•Experienced Leadership and Operational Focus: The Company’s product development and operations are led by management teams with experience in consumer financing, payments processing, and regulated financial services. Management believes this experience supports disciplined execution, risk management, and ongoing enhancement of the Company’s financial technology offerings.

Our Growth Strategy
The Company’s growth strategy is focused on expanding adoption of its financial technology offerings, optimizing balance sheet performance, and enhancing product capabilities across its financing, payments, and fundraising platforms. Key elements of the strategy include:
•Expand PSQ Payments Merchant Adoption — The Company seeks to grow PSQ Payments by onboarding additional merchants in industries where it has established experience, particularly regulated or higher-risk verticals that may face limitations from traditional providers.
•Scale Credova Consumer Financing — Growth of Credova is focused on increasing merchant participation and transaction volume while maintaining disciplined underwriting, credit quality, and risk-adjusted returns.
•Enhance Underwriting and Portfolio Management — The Company continues to refine its data analytics and underwriting processes to support consistent credit performance and adapt to changing market conditions.
•Prioritize Shorter-Duration Consumer Receivables — The Company emphasizes shorter-duration consumer loans and leases to improve capital turnover, liquidity, and flexibility in managing credit and interest rate risk.
•Expand PSQ Impact Capabilities — PSQ Impact growth efforts focus on enhancing platform scalability, payment method support, and compliance capabilities to support political and nonprofit fundraising activity, including during election cycles.
•Pursue Selective Acquisitions and Maintain Cost Discipline — The Company may pursue acquisitions that complement its financial technology offerings while maintaining a focus on operating efficiency, cost control, and scalable infrastructure.
Our Technology
The Company’s technology investments are focused on supporting its financial technology operations, maintaining scalable and secure infrastructure, and enabling efficient product development across its financing, payments, and fundraising platforms.
•FinTech Platform — The Company operates a proprietary financial technology platform that supports consumer financing, payment processing, and fundraising activities. Credova facilitates consumer loans and leases offered through participating merchants, incorporating underwriting, servicing, and portfolio management capabilities. PSQ Payments operates proprietary payments infrastructure, including a payment gateway and secure token vault, supporting debit and credit card processing for merchants. PSQ Impact operates a payments and fundraising platform designed to support the transaction, compliance, and reporting needs of political campaigns, committees, and nonprofit organizations.
•Cloud Infrastructure & Security — The Company’s platform is built on cloud-based infrastructure designed for scalability, reliability, and availability. The Company utilizes third-party cloud service providers and established distributed system architectures to support transaction volume, data security, and business continuity. Security controls and monitoring are implemented to support data protection and regulatory compliance.
•Data Analytics and Underwriting Technology — The Company leverages data analytics and technology-enabled decisioning tools to support underwriting, pricing, fraud detection, and portfolio monitoring across its financing products. These capabilities are designed to enhance credit performance, manage risk, and adapt to changing market conditions.
•Development Practices — The Company employs agile development methodologies and automated testing and deployment processes to support timely product enhancements and system reliability. Product development is informed by performance data, regulatory requirements, and customer needs, with a focus on maintaining platform stability and scalability.

Intellectual Property
Our intellectual property includes trademarks, copyrights and trade secrets. In addition, the FinTech Platform is powered by proprietary technology and certain open-source software. We rely on, and expect to continue to rely on, a combination of development, assignment, and confidentiality agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, and trade secret laws, to protect our brands, proprietary technology, and other intellectual property rights.
Seasonality
We experience seasonal fluctuations in our business as a result of consumer spending patterns, which we expect to mimic the seasonality of our general business in the near term. Historically, consumer activity on our platform generally increases during the fourth quarter of the calendar year due to higher retail spending associated with holiday shopping periods, which may result in higher gross merchandise volume and related revenues during that period. Conversely, the first quarter typically experiences lower consumer spending following the holiday season, which may negatively affect transaction volumes and revenue.
Our results may also be influenced by political and election cycles. Periods surrounding national and state elections, significant political events, or heightened public discourse on political or social issues may lead to increased engagement, traffic, and activity on our platform. Such activity may not occur consistently from period to period and may be followed by periods of reduced demand. As a result of these cyclical and event-driven factors, period-to-period comparisons of operating results may not be indicative of future performance.
Employees
As of December 31, 2025, the Company employed 68 full-time employees supporting its continuing operations, all of whom are based in the United States. None of the Company's employees are represented by a labor union, and the Company believes it maintains good working relationships with its employees.
As of the same date, the Company employed 12 full-time and one part-time employee supporting discontinued operations. One discontinued operations employee was based outside the United States.
Employees supporting continuing operations are primarily engaged in product development, engineering, operations, risk management, finance, compliance, and customer support related to the Company’s financial technology offerings. The Company’s human capital objectives include attracting, developing, and retaining employees with relevant industry experience, supported by competitive compensation and equity-based incentive programs.
Government Regulation
We are subject to a number of U.S. federal and state laws and regulations, as well as foreign ones, that involve matters that are important to, or may otherwise impact, our business and that may affect companies conducting business on the internet, including, but not limited to, internet and e-commerce, labor and employment, anti-discrimination, payments, whistleblowing and worker confidentiality obligations, product liability, intellectual property, consumer protection and warnings, import/export, marketing, taxation, privacy, data security, competition, arbitration agreements and class action waiver provisions, terms of service, and mobile application and website accessibility. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies in the United States and abroad, such as federal, state, and local administrative agencies. Many of these laws and regulations are subject to change or uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, declines in user growth or engagement, negative publicity, or other harm to our business. See the section titled “Risk Factors — We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.” and — "Compliance obligations imposed by new privacy laws, laws regulating social media platforms and online speech in the U.S., or industry practices may adversely affect our business.”

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
The FinTech Platform facilitates online payments, including subscription fees, and therefore we are subject to a variety of laws governing online transactions, payment card transactions and the automatic renewal of online agreements. In the U.S., these matters are regulated by, among other things, the federal Restore Online Shoppers Confidence Act (“ROSCA”) and various state laws. ROSCA and similar state laws to which we are subjected generally require us to disclose clearly and conspicuously the material terms for online transactions, including automatic renewal terms, obtaining a consumer's affirmative consent before charging a payment method, and provide a simple mechanism to cancel recurring subscriptions. Certain state laws also require specific disclosures regarding renewal terms and cancellation, and may impose additional requirements regarding purchase acknowledgements, renewal reminders, and the manner in which cancellation must be offered.
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
Credova has certain state lending licenses and other licenses, which subject Credova to supervisory oversight from these licensing authorities, including periodic examinations. Credova’s business is also generally subject to investigation by regulators and enforcement agencies, regardless of whether Credova has a license from such authorities. In the United States, these regulators and agencies at the state level include state licensing agencies, financial regulatory agencies, and state attorneys general. At the federal level in the United States, these regulators and agencies include the Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), the Financial Crimes Enforcement Network (“FinCEN”), and the Office of Foreign Asset Control (“OFAC”).
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
In addition, a number of participants in the consumer finance industry have been and are the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices (“UDAAP”); violations of state licensing and lending laws, including state interest rate limits; actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. Recently, some of Credova’s competitors in the “Buy Now, Pay Later” space are subject to ongoing class action litigation, including allegations of unfair business and deceptive practices.

The Company's merchants operate in a complex regulatory and legal environment that could negatively impact the demand for their products and expose the merchants to compliance and litigation risks, which could decrease transaction volume and ultimately affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect our merchants include, but are not limited to:
•federal, state or local laws and regulations or executive orders that prohibit or limit the sale of certain items offered by Credova’s merchants, such as firearms, black powder firearms, ammunition, bows, knives and similar products;
•the Bureau of Alcohol, Tobacco, Firearms and Explosives (the "ATF"), regulations, audit and regulatory policies that impact the process by which Credova’s merchants sell firearms and ammunition and similar policies of state agencies that have concurrent jurisdiction, such as the California Department of Justice;
•laws and regulations governing hunting and fishing;
•laws and regulations relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission, the CFPB, and similar state regulatory agencies;
•laws and regulations relating to the manner in which Credova’s merchants advertise, market or sell their products;
•U.S. customs laws and regulations pertaining to proper item classification, quotas and the payment of duties and tariffs; and
•FTC regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales.
PSQ Impact provides fundraising and payment processing capabilities for political campaigns, political committees, and nonprofit organizations. As a result, PSQ Impact and its operations are subject to a range of federal, state, and local laws and regulations governing political fundraising, charitable solicitations, payment processing, and the handling of donor and payment information. These requirements vary by jurisdiction and may change over time.
Political campaigns and political committees using PSQ Impact may be subject to the Federal Election Campaign Act ("FECA") and regulations administered by the Federal Election Committee ("FEC"), as well as state and local campaign finance laws. These regulations generally address, among other matters:
•Permissible sources of funds and restrictions on certain contributions, including prohibited contributions;
•Contribution limits and rules governing aggregation and attribution of contributions;
•Required donor information and recordkeeping, including retention of transaction records and contributor data;
•Reporting obligations applicable to political committees, including periodic reporting requirements and required disclosures;
•Refund and redesignation/reallocation procedures for contributions that are not permissible or exceed applicable limits; and
•Election-related communications and disclaimers, including requirements that may apply to certain solicitation or fundraising communications.
State and local jurisdictions may impose additional requirements, including committee registration and reporting rules, donor disclosure requirements, and other election-law compliance obligations.
Nonprofit organizations using PSQ Impact may be organized under Section 501 of the Internal Revenue Code, including Section 501(c)(3) and Section 501(c)(4), and may be subject to federal tax rules administered by the Internal Revenue Service ("IRS") regarding political activity, fundraising, and related reporting. In addition, many states regulate charitable solicitations, including registration and reporting requirements for organizations that solicit donations within a state. These requirements may address, among other matters, solicitation disclosures, recordkeeping, and periodic filings with state regulators.

The Company facilitates payment transactions and is subject to, or affect by, laws and contractual operating rules applicable to payment processing. These may include:
•Card network and ACH operating rules, including requirements related to underwriting, transaction monitoring, dispute and chargeback processes, and settlement timing;
•Federal and state laws related to electronic payments and transfers, and other payments-related compliance obligations as applicable to the Company's role in transactions;
•Anti-money laundering and sanctions compliance expectations, including "know your customer" and transaction monitoring practices, which may apply through sponsor bank and processor relationships and related contractual requirements; and
•Federal and state consumer protection laws that may apply to transaction disclosures, confirmations, refunds, and communications, depending on the facts and circumstances.
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
Risks Related to Our Financial Performance and Operation Risks Related to Our Business
We have incurred net losses and negative cash flows from operations in prior periods and may not achieve or sustain profitability.
We have incurred net losses and, in certain periods, negative cash flows from operations and we may continue to incur losses as we invest in product development, compliance, risk management, technology, finance, sales and marketing, and customer support. We incurred net losses from continuing operations of $24.9 million and $43.6 million for the years ended December 31, 2025 and 2024, respectively, and negative cash flow from operations of $19.9 million and $34.1 million for the years ended December 31, 2025 and 2024, respectively. Our ability to achieve profitability depends on many factors, including our ability to increase transaction volume, improve margins, manage credit losses, reduce chargebacks and fraud, and control operating expenses.
If we do not achieve or sustain profitability, our business would be adversely affected, we would need to raise additional capital, and the trading price of our securities could decline.
We may require substantial additional capital to support our operations and growth, and such capital may not be available on acceptable terms or at all.
Our business may require significant capital, including to fund working capital needs, support growth initiatives, satisfy partner reserve requirements, and in the case of consumer financing, to fund or acquire consumer receivables. Our future capital requirements will depend on many factors, including our revenue growth, credit performance, regulatory requirements, and the timing and extent of investments in technology and personnel.
If we are unable to access capital when needed, we may need to delay or reduce investments, limit growth, reduce our consumer financing activity, or pursue strategic alternatives. Any additional financing could be dilutive to shareholders and may include restrictive terms.

Our liquidity could be adversely affected by reserve, collateral, or prefunding requirements imposed by partners or networks.
Payments processing and certain fundraising activity may require us to maintain reserves, post collateral, or prefund settlement obligations based on factors such as chargeback rates, fraud activity, merchant category risk, processing volume, or perceived operational risk. These requirements can increase rapidly in response to adverse events, even where losses have not yet occurred.
If reserve or collateral requirements increase materially, our liquidity could be adversely affected and our ability to onboard or retain merchants, campaigns, or non-profits or to grow transaction volume could be constrained.
If we are unable to manage growth effectively, our operations could be strained and our business could be harmed.
Scaling payments, consumer financing and fundraising platforms require significant operational, compliance, risk management, finance, and customer support capabilities. As we grow, we must continue to improve our systems, processes and controls, including onboarding and underwriting processes, dispute management, fraud monitoring, regulatory and US Generally Accepted Accounting Principles ("GAAP") compliance and customer support.
If we are unable to manage growth effectively, we may experience operational disruptions, service quality issues, increased losses, and regulatory, audit or partner findings, any of which could materially adversely affect our business.
We currently rely upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
We outsource substantially all of the infrastructure relating to our cloud-accessible products to third-party hosting services. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new consumers and business owners or expand the usage of our existing businesses and consumers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure may be caused by human error, intentional bad acts, cybersecurity incidents, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. A prolonged service disruption affecting our cloud-based solutions for any of the foregoing reasons would negatively impact our ability to serve our business owners and consumers and could damage our reputation with current and potential business owners and consumers, expose us to liability, cause us to lose businesses and consumers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
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
We rely on various information technology systems, including our licensed Sage-Intacct enterprise resource planning system to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time, adequate training and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating adjoining systems to our current systems. Such changes or disruptions can have a material adverse impact in delivering financial information on a timely basis to the SEC and the public markets.

Our operating results may fluctuate from period to period, which could make our performance difficult to evaluate and could cause volatility in the trading price of our securities.
Our revenue and operating results may fluctuate due to changes in transaction volume, customer mix, take rates, credit performance, chargebacks and fraud losses, interest rates, macroeconomic conditions, and seasonality. In addition, fundraising activity may be volatile and seasonal, including due to election cycles and event-driven dynamics.
As a result, our quarterly and annual results may vary significantly, and such variability could adversely affect our investor perception and the trading price of our securities.
We may not be able to achieve or sustain anticipated cost savings or efficiencies, and cost reduction initiatives could adversely affect our business.
We may implement initiatives intended to reduce costs or improve efficiency, including reorganizations, headcount actions, vendor rationalization, and other measures. These initiatives may not result in the expected savings or may take longer than anticipated to realize benefits.
In addition, cost reduction initiatives can result in unintended consequences, including reduced morale, loss of institutional knowledge, reduced capacity to develop products or support customers, and operational or compliance gaps. If these effects occur, our business and results of operations could be materially and adversely affected.
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

Changes in tax rates, changes in tax treatment of transaction-based and digital services businesses could adversely affect our financial results.
Due to shifting economic and political conditions in both the United States and elsewhere, tax laws, regulations, and rates may change, potentially with retroactive effect. A number of U.S. states and local jurisdictions have adopted, and continue to consider, laws and administrative positions that expand taxing authority over out-of-state businesses and the taxability of technology-enabled services, including fees generated from payment processing, subscription or platform services, and other electronically delivered services. These developments could increase the complexity of determining where we have tax filing obligations, the appropriate tax base, and whether certain revenues are subject to sales, use, gross receipts, or similar transaction-based taxes.
Because our business operates nationally and our products are delivered through technology platforms, we may be required to collect and remit transaction-based taxes in additional jurisdictions, register in new states, or modify billing practices, invoicing, and customer contracting structures. In addition, certain jurisdictions have enacted or are considering "digital services" taxes or other rules targeting technology and online services, which could create overlapping tax regimes and increase our effective tax rate or compliance costs. If our positions regarding nexus, apportionment, sourcing of revenue, or the taxability of our services are challenged by taxing authorities, we could be required to pay additional taxes, interest, and penalties, and our financial condition and results of operations could be materially adversely affected.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2025 and 2024, we had federal net operating loss (“NOL”) carryforwards of approximately $108.5 million and $70.0 million, respectively, available to reduce future taxable income, and which may be carried forward indefinitely. At December 31, 2025 and 2024, the Company had approximately $41.4 million and $37.0 million of combined state NOL carryforwards, respectively, of which some expire between 2032 and 2044 and some may be carried forward indefinitely. The deductibility of such U.S. federal NOLs each year is limited to 80% of our taxable income for such year. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. The Company has completed a Section 382 study through September 30, 2025, and has determined that an ownership change did occur on February 23, 2023. As a result, our use of our U.S. federal NOL carryforwards will likely be limited. Any such disallowance may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.
We hold a portion of our cash and cash equivalents that we use to meet our working capital needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.
We currently hold, and in the future, may hold, a portion of our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit of $250,000. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. If any financial institution in which we hold funds for working capital were to fail, we cannot provide any assurances that the FDIC or other governmental agencies would take action to protect our uninsured deposits.
Natural disasters, including but not limited to unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business schedule.
The occurrence of one or more natural disasters, including but not limited to tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, pandemics and endemic outbreaks, terrorist attacks or disruptive political events in certain regions where our facilities are located, or where our third-party contractors’ and suppliers’ facilities are located, could adversely affect our business. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our business partners or customers, which could have a material adverse effect on our business, financial condition and results of operations. Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities, or any other military or trade disruptions could cause or act to prolong an economic recession in the United States or abroad. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans and, more generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our operations.

Risks Related to Our Business Strategy and Industry
Our FinTech-focused strategy may not be successful, and changes to our strategy or priorities could adversely affect our business.
We are focused on building and scaling financial technology solutions, including payments processing, consumer financing and fundraising and payments infrastructure or organizations. Execution of this strategy depends on many factors, including product-market fit, competitive dynamics, the availability and performance of key partners, regulatory developments and our ability to hire, retain and effectively manage qualified personnel.
If we are unable to execute our strategy, if our strategy does not achieve the intended results, or if we make strategic decisions that do not anticipate market, regulatory or technology changes, our business, financial condition and results of operations could be materially adversely affected.
Our business faces significant competition, and if we are unable to compete effectively, our business and operating results could be materially and adversely affected.
We compete with a wide range of participants, including large payment processors and merchant acquirers, banks and non-bank lenders, "Buy Now, Pay Later" ("BNPL") providers, fundraising technology providers and numerous fintech and software companies. Many of our competitors have longer operating histories, stronger brand recognition, more established customer relationships, and greater financial, sales, marketing and engineering resources.
Competitive pressures could result in reduced transaction volumes, lower take rates, higher customer acquisition and retention costs and reduced margins. If we do not compete effectively, our business, financial condition and results of operations could be materially adversely affected.
Our success depends on attracting, onboarding and retaining merchants, retailers, campaigns and non-profit organizations, and we may not successfully convert our sales leads or contracts into sustained transaction volume.
Our growth depends in part on our ability to identify and onboard merchants and organizations and to expand relationships with existing customers. Even where we have executed contracts or other arrangements, customers may delay, reduce or discontinue implementation, may not generate expected volumes, or may terminate relationships in accordance with contractual terms.
The sales cycle for payments and fundraising solutions can be lengthy and may require integration work, compliance reviews, operational changes and training. If we fail to convert our pipeline into active processing volume on a timely basis, or at all, our revenue growth and operating results could be adversely affected.
Adverse publicity or reputational harm could materially adversely affect our business.
Our business is sensitive to public perception and trust. Negative publicity or reputational harm could arise from many sources, including actual or perceived service outages, fraud events, data security incidents, regulatory actions, litigation, merchant or consumer disputes, or public attention regarding the categories of merchants and organizations we serve.
Reputational harm could result in reduced transaction volume, loss of customers, increased scrutiny from regulators and partners, and difficult attracting employees and commercial partners. Any of these effects could materially adversely affect our business, financial condition and results of operations.
We may not be able to keep pace with changes in technology, payment methods and customer expectations.
The FinTech and payments industries evolve rapidly, including changes in consumer preferences, payment methods, network rules, fraud patterns, security standards and regulatory requirements. We must continue to develop and enhance our products to remain competitive and to meet changing requirements.
If we fail to anticipate or respond effectively to these changes, if product development efforts are delayed or unsuccessful, or if new features do not achieve adoption, our business and results of operations could be materially adversely affected.

Our success depends on key personnel, and we may be unable to attract or retain qualified employees or successfully transition leadership responsibilities.
Our ability to execute our strategy depends on the contributions of key executives and other highly skilled personnel in engineering, product, risk, finance, compliance, operations, and sales. Competition for such personnel is intense, and we may not be able to attract, integrate or retain qualified employees.
Changes in leadership or loss of key personnel could disrupt operations, delay product development, weaken relationships with partners and customers, and impair our ability to execute our strategy, any of which could materially adversely affect our business. In June 2025, James Rinn succeeded Brad Searle as Chief Financial Officer. In January 2026, Michael Seifert resigned from his positions of President and Chief Executive Officer and as a member of the board of directors, and Dusty Wunderlich was appointed to the role of Chief Executive Officer and replaced Michael Seifert as Chairman of the board of directors. Also in January 2026, Michael Perkins succeeded Michael Hebert as Chief Operating Officer. If our senior management team fails to work together effectively and to execute our plans and strategies, including as a result of these recent executive transitions, our business, financial condition, and results of operations could be adversely affected.
We may not be able to successfully develop, launch, and maintain new products or enhance existing products.
Product development involves substantial risks, including risk of delayed delivery, defects or failures, higher-than-expected development costs, security vulnerabilities, and failure to achieve customer adoption. Product development is also influenced by partner and network requirements and regulatory developments.
If we are unable to develop, launch or maintain products that meet customer needs or if our products contain defects or fail to perform as expected, we may lose customers, incur liability and reputational harm, and our business and results of operations could be materially adversely affected.
We may pursue acquisitions, investments, or partnerships, and we may not realize the expected benefits of those arrangements.
From time to time, we may evaluate acquisitions, investments, joint ventures or strategic partnerships to expand our capabilities, customer base or product offerings. These transactions can involve significant risks, including integration challenges, diversion of management attention, higher-than-expected costs, and difficulties in achieving anticipated synergies.
If we are unable to successfully integrate acquired businesses or technologies, or if such transactions do not perform as expected, our business, financial condition and results of operations could be materially adversely affected.
We may not be able to complete the planned divestiture of the Brands segment on the expected timeline or at all, and any proceeds may be less than anticipated.
We have classified the Brands segment as held for sale and are pursuing a divestiture of this segment. The completion, timing, and terms of any divestiture are subject to a variety of factors, many of which are outside our control, including market conditions, the availability of qualified buyers, buyer financing, due diligence findings, and negotiation of definitive agreements. There can be no assurance that we will be able to complete the divestiture on the expected timeline or at all.
Even if the divestiture is completed, the consideration we receive may be lower than anticipated, may be subject to adjustments, escrows, indemnities, earn-outs, or other contingent terms, and may be received over time rather than at closing. We may also incur additional costs related to the divestiture process, including professional fees, separation and transition costs, and retained liabilities. If the divestiture is delayed or not completed, or if proceeds are less than anticipated, our liquidity and capital resources could be adversely affected.

Risks Related to PSQ Payments
Our payments processing business depends on relationships with sponsor banks and processing partners, and the loss of, or changes in, these relationships could disrupt our business.
Our ability to provide payments processing services depends on relationships with sponsor banks, processing partners and other participants in the payments ecosystem. These relationships may be governed by agreements that are terminable and may permit changes to pricing, reserve requirements, underwriting criteria, compliance oversight or other terms.
If a sponsor bank or processor terminates its relationship with us, imposes additional restrictions, or materially increases pricing or reserve requirements, we may experience service disruption, reduced processing capacity, increased costs, or delays in onboarding or retaining merchants and organizations. Replacing these relationships may not be possible on acceptable terms or at all.
We are subject to the rules of card networks and the ACH network, and failure to comply or changes in these rules could adversely affect our business.
Card networks and the ACH network impose extensive rules and standards that govern merchant onboarding, transaction processing, data security, dispute management and prohibited activities. These rules can change, may be interpreted differently over time, and can be enforced through fines, penalties, increased monitoring, or termination of access.
If we or our merchants fail to comply with these rules, or if the rules change in ways that increase our costs or limit our ability to serve certain customers, our business, financial condition and results of operations could be materially adversely affected.
Chargebacks, fraud and disputes could result in significant costs, losses and reputational harm and could lead to partner or network action against us.
Chargebacks and disputes can arise for many reasons, including fraud, merchant non-fulfillment, consumer dissatisfaction, or processing errors. We may be responsible for certain chargebacks or other losses, including where merchants are unable or unwilling to cover obligations.
Elevated chargeback rates or fraud losses can lead to increased fees, reserves, or termination by sponsor banks, processors or networks, and may require us to restrict or terminate merchant relationships. Any of these outcomes could materially adversely affect our business and results of operations.
Our merchant underwriting, onboarding, and monitoring controls may be insufficient to prevent losses or compliance issues.
We are responsible for onboarding and monitoring merchants in accordance with partner and network requirements. If our underwriting, monitoring, or risk controls fail to identify high-risk or non-compliant merchants, we could experience increased chargebacks, fraud, fines and reputational harm.

Merchant risk can change over time, including due to changes in business practices, product mix, or financial condition. If we do not effectively monitor these changes, our losses and compliance exposure could increase.

Our processing volumes and economics may be adversely affected by changes in interchange, assessment fees, network rules or pricing by third-party partners.
The economics of payments processing are influenced by network fees, interchange, assessments, chargeback fees, and pricing charged by sponsor banks, processors and other partners. These fees and rules can change, and increases may not be fully passed through to merchants.

If our costs increase materially, or if competitive dynamics limit our ability to adjust pricing, our margins could decline, and our results of operations could be adversely affected.

Operational failures, errors, or outages in transaction processing or settlement could harm our business and expose us to liability.

Payments processing requires highly reliable systems and processes. Errors in authorization, settlement, reconciliation, or reporting can lead to financial losses, customer dissatisfaction, regulatory scrutiny and contractual liability.

If we experience material operational failures, including due to systems outages, third-party failures, or internal process breakdowns, our business and reputation could be materially adversely affected.

If we are unable to maintain compliance with security standards, including Payment Card Industry Data Security Standard ("PCI-DSS"), or if our tokenization or vaulting solutions are compromised, our business could be harmed.
Payments processing requires compliance with security standards and the protection of sensitive cardholder and bank account data. Failure to maintain PCI-DSS compliance or other security requirements can result in assessments, fines, mandated remediation, increased monitoring or loss of processing access.

If our security controls, including any tokenization and vaulting functionality, are compromised or perceived to be inadequate, we could face significant costs, contractual liability, regulatory scrutiny and reputational harm.
Risks Related to PSQ Impact

PSQ Impact has a limited operating history, and we may not be successful in scaling this business or achieving expected results.
PSQ Impact is a newer offering. Its success depends on our ability to attract and retain campaigns and non-profit organizations, provide reliable platform performance during periods of high volume, and maintain compliance and risk controls suitable for fundraising activity.
We may not achieve expected adoption, revenue, or transaction volume. If PSQ Impact does not scale as anticipated, our overall growth strategy and financial results could be adversely affected.
The market for political fundraising and payment processing platforms is highly concentrated, and PSQ Impact may be unable to compete effectively against established providers.
The market for technology-enabled fundraising and payment processing platforms serving political campaigns, committees, and certain nonprofit organizations is relatively concentrated, with a limited number of providers holding significant market share. These providers may benefit from established brand recognition, long-standing relationships with campaigns and consultants, existing integrations with campaign workflows and third-party service providers, and familiarity among donors. Campaigns may be reluctant to adopt a new platform due to switching costs, implementation timelines, and risk of disruption during peak fundraising periods and election cycles. If PSQ Impact is unable to overcome these adoption barriers or is unable to establish sufficient differentiation to gain meaningful market share and scale, PSQ Impact's growth and results of operations could be materially adversely affected.
Fundraising and payments activity can be highly seasonal and volatile, which may cause fluctuations in our results.
Fundraising volumes may vary significantly based on election cycles, political and social events, campaign timelines and donor behavior. As a result, transaction volume, revenue, and operating results related to PSQ Impact may fluctuate materially from period to period.

This volatility can make it difficult to forecast and manage operating expenses and could adversely affect investor perception and the trading price of our securities.

Fundraising activity involves heightened compliance risk, and failures could result in regulatory action, litigation, losses and reputational harm.
Fundraising activity may implicate complex federal, state and local laws and regulations, including requirements relating to prohibited contributions, contributor verification, record retention, reporting, and refund practices. Our customers may have their own compliance obligations, and we may be required to support them through platform functionality and controls.

If we fail to maintain appropriate controls or processes, we could be subject to regulatory inquiries, enforcement actions, customer claims, fines, penalties, contractual liability and reputational harm.

We may face elevated chargebacks, refunds and dispute activity in connection with fundraising transactions, which could increase losses and costs.
Donation transactions may involve higher rates of chargebacks, refunds, disputes or allegations of unauthorized activity than traditional commerce transactions. These dynamics can increase operational costs and may result in financial losses, including where chargebacks are not recoverable.

Elevated chargeback rates may also lead partners, networks or sponsor banks to require higher reserves, impose additional monitoring, or restrict processing for certain organizations, any of which could materially adversely affect our business.

Our fundraising platform may be subject to partner sensitivity and reputational risk, which could limit growth or disrupt operations.
Fundraising activity can attract heightened public attention and scrutiny. Adverse publicity, allegations of misconduct by a customer organization, or public controversy can negatively impact our reputation and may influence the willingness of banks, processors, networks, or other service providers to support our platform.

If key partners restrict or terminate services, or if we are required to restrict certain customers to maintain access to payment rails, our fundraising platform operations could be materially adversely affected.

Our fundraising customers may experience operational or compliance failures, and we may be subject to claims arising from those failures.
Organizations that use fundraising platforms may face operational challenges, including inaccurate reporting, contributor disputes, or alleged violations of campaign finance or charitable solicitation requirements. Even where the organization is primarily responsible, we may be named in claims or may be required to provide refunds, support investigations, or undertake remediation.
Such matters can be costly to defend, may result in contractual liability, and could harm our reputation and relationships with partners.
Risks Related to Credova
The consumer finance and BNPL industry has become subject to increased regulatory scrutiny, and Credova’s failure to manage its business to comply with new regulations would materially and adversely affect Credova’s business, results of operations and financial condition.
BNPL arrangements are coming under increased attention and scrutiny by regulators in various jurisdictions, including those jurisdictions in which Credova operates. There is potential that Credova may become subject to additional legal or regulatory requirements if laws or regulations change in the future, the interpretation of laws and regulations changes in the future, industry standards for consumer finance and BNPL arrangements change in the future, or regulators more heavily scrutinize consumer finance and BNPL arrangements. This increased risk may relate to state lending licensing or other state licensing or registration requirements, regulatory requirements concerning consumer finance and BNPL arrangements, consumer protection or consumer finance matters, or similar limitations on the conduct of Credova’s business. There is a risk that additional or changed legal, regulatory and industry compliance standards may make it economically unfeasible for Credova to continue to operate, or to expand in accordance with its strategy. This would likely have a material adverse effect on Credova’s business, results of operations and financial condition, including by preventing Credova’s business from reaching sufficient scale.
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

New entrants may enter our market at any time, which may disrupt Credova’s business and decrease Credova’s market share. Credova expects competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with Credova’s products. Technological advances and the continued growth of e-commerce activities have increased consumer access to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. Credova faces competition in areas such as: flexibility on payment options; duration, simplicity, and transparency of payment terms; reliability and speed in processing applications; underwriting effectiveness; compliance and security; promotional offerings; fees; approval rates; ease-of-use; marketing expertise; service levels; products and services; technological capabilities and integration; customer service; brand and reputation; and consumer and merchant satisfaction. In addition, it may be become more difficult to distinguish Credova’s platform, products and services, from those of its competitors.
Some of Credova’s competitors are substantially larger than Credova, which gives those competitors advantages Credova does not have, such as a more diversified product, a broader consumer and merchant base, the ability to reach more consumers, the ability to cross-sell their products, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, the ability to acquire competitors, broad-based local distribution capabilities, and lower-cost funding. Credova’s competitors may also have longer operating histories, broader and more extensive consumer and merchant relationships, and greater brand recognition and brand loyalty than Credova. For example, more established companies that possess large, existing consumer and merchant bases, substantial financial resources, and established distribution channels could enter the market. Further, consumers’ increased usage of BNPL platforms in recent years may encourage more of such competitors that may be in a better position, due to financial and other resources, to attract merchants and customers to their platforms.
Increased competition, particularly for large, well-known merchants, has in the past resulted and likely will in the future result in the need for Credova to alter the pricing it offers to merchants. If Credova is unable to successfully compete, the demand for Credova’s platform and products could stagnate or substantially decline, and Credova could fail to retain or grow the number of consumers or merchants using its platform, which would reduce the attractiveness of its platform to other consumers and merchants, and materially and adversely affect Credova’s business, results of operations, financial condition, and prospects.
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
Credova’s revenue is derived from consumer transaction volume, and as a result, Credova’s success depends on its ability to generate repeat use and increased transaction volume from existing consumers and to attract new consumers to its platform. Credova’s ability to retain and grow its relationships with consumers depends on the willingness of consumers to use Credova’s platform and products. The attractiveness of Credova’s platform to consumers depends upon, among other things: the number and variety of merchants and the mix of products available through Credova’s platform; the manner in which consumers may use Credova’s products, including the ease of use relative to competitor products; Credova’s brand and reputation; consumer experience and satisfaction, including the trustworthiness of Credova’s services; consumer trust and perception of Credova’s solutions; technological innovation; and services and products offered by competitors. If Credova fails to retain its relationship with existing consumers, if Credova does not attract new consumers to its platform and products, or if Credova does not continually expand usage and volume from consumers on its platform, Credova’s business, results of operations, financial condition, and prospects would be materially and adversely affected.
Credova’s revenue is impacted, to a significant extent, by the general economy, the creditworthiness of the U.S. consumer and the financial performance of Credova’s merchants.
Credova’s business, the consumer financial services industry, and the businesses of Credova’s merchants are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, inflationary conditions, student loan obligations, consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions, including the current inflationary environment and possibility of a recession, reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified consumers to take out loans. Such conditions are also likely to affect the ability and willingness of consumers to pay amounts owed under the loans facilitated through Credova’s platform, each of which would have an adverse effect on Credova’s business, results of operations, financial condition, and future prospects.
The generation of new loans facilitated through Credova’s platform, and the transaction fees and other fee income due to Credova associated with such loans, depends upon sales of products and services by its merchants. Credova’s merchants’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular merchant, industry vertical, or region. Weak economic conditions also could extend the length of Credova’s merchants’ sales cycle and cause consumers to delay making (or not make) purchases of Credova’s merchants’ products and services. A decline in sales by Credova’s merchants for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for Credova.
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
Risks Related to Credova’s Financing Program
Consumers may not view or treat their BNPL product loans as having the same significance as other financial obligations, and the loans facilitated through Credova’s platform are not secured, guaranteed, or insured and involve a high degree of financial risk.
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
Credova maintains an allowance for credit losses at a level estimated to be sufficient to cover expected credit losses based on evaluating known and inherent risks in Credova’s loan portfolio. This estimate is highly dependent upon the reasonableness of Credova’s assumptions and the predictability of the relationships that drive the results of Credova’s valuation methodologies. Management has processes in place to monitor these judgments and assumptions, including review by Credova’s credit committee, but these processes may not ensure that Credova’s judgments and assumptions are correct. The method for calculating the best estimate of expected credit losses takes into account Credova’s historical experience, adjusted for current conditions, and Credova’s judgment concerning the probable effects of relevant observable data, trends, and market factors. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that Credova will experience credit losses that are different from Credova’s current estimates. If Credova’s estimates and assumptions prove incorrect and Credova’s allowance for credit losses is insufficient, Credova may incur net charge-offs in excess of its reserves, or Credova could be required to increase its provision for credit losses, either of which would adversely affect Credova’s results of operations.

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
Credova has significant vendors that, among other things, provide it with financial, technology, and other services to support Credova’s products and other activities, including, for example, credit ratings and reporting, cloud-based data storage and other IT solutions, and payment processing. The CFPB has issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Accordingly, Credova could be adversely impacted to the extent its vendors fail to comply with the legal requirements applicable to the particular products or services being offered.
In some cases, vendors are the sole source, or one of a limited number of sources, of the services they provide to us. Most of Credova’s vendor agreements are terminable by the vendor on little or no notice, and if Credova’s current vendors were to terminate their agreements with Credova or otherwise stop providing services to it on acceptable terms, Credova may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any vendor fails to provide the services Credova requires, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, Credova could be subject to CFPB, the FTC and other regulatory enforcement actions, claims from third parties, including Credova’s consumers, and suffer economic and reputational harm that could have an adverse effect on Credova’s business. Further, Credova may incur significant costs to resolve any such disruptions in service, which could adversely affect Credova’s business.
If Credova’s merchants fail to fulfill their obligations to consumers or comply with applicable law, Credova may incur costs.
Although Credova’s merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law from time to time, they might not, or a consumer might allege that they did not. This, in turn, can result in claims or defenses against Credova or any subsequent holder of Credova’s installment agreements. If merchants fail to fulfill their contractual or legal obligations to consumers, it may also negatively affect Credova’s reputation with consumers thereby negatively affecting Credova’s business. Federal and state regulatory authorities may also bring claims against Credova, including unfair and deceptive acts or practices or UDAAP claims, if Credova fails to provide consumer protections relating to potential merchant actions or disputes.
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
Furthermore, because Credova’s platform allows customers to finance merchandise such as firearms, ammunition and certain related accessories, Credova may be subject to reputational harm if a customer purchases a firearm through Credova’s platform that is later involved in a firearm-related crime.
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
In addition, Credova’s partners include credit bureaus, collection agencies and banks, each of which operate in a highly regulated environment, and many laws and regulations that apply directly to them may apply directly or indirectly to Credova through Credova’s contractual arrangements with these partners. Federal, state and international laws or regulators, as well as Credova’s contractual partners, may require notice in event of a security breach that involves personally identifiable information, and these disclosures may result in negative publicity, loss of confidence in Credova’s security measures, regulatory or other investigations, the triggering of indemnification and other contractual obligations, and other adverse effects to Credova’s partner ecosystem and operations. Credova may also incur significant costs and loss of operational resources in connection with remediating, investigating, mitigating, or eliminating the causes of security breaches, cyberattacks, or similar disruptions after they have occurred, and particularly given the evolving nature of these risks, Credova’s incident response, disaster recovery, and business continuity planning may not sufficiently address all of these risks. The retention and coverage limits in Credova’s insurance policies may not be sufficient to reimburse the full cost of responding to and remediating the effects of a security breach, cyberattack, or similar disruption, and Credova may not be able to collect fully, if at all, under these insurance policies or to ensure that the insurer will not deny coverage as to any future claim.
Real or perceived software errors, failures, bugs, defects, or outages could adversely affect Credova’s business, results of operations, financial condition, and prospects.
Credova’s platform and internal systems rely on software that is highly technical and complex. In addition, Credova’s platform and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected vulnerabilities, errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and other software Credova licenses from third parties, especially when updates or new products or services are released.

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
Credova also relies on online payment gateways, banking and financial institutions for the validation of bank cards, settlement and collection of payments. There is a risk that these systems may fail to perform as expected or be adversely impacted by a number of factors, some of which may be outside Credova’s control, including damage, equipment faults, power failure, fire, natural disasters, computer viruses and external malicious interventions such as hacking, cyber-attacks or denial-of-service attacks, which would adversely affect Credova’s business, results of operations, and financial condition.
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
To the extent Credova uses or is dependent on any particular third-party data, technology, or software, Credova may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way Credova did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of Credova’s products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that Credova would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of Credova’s products, services, or features available in Credova’s products or services.
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
Fraudulent activity is likely to result in financial losses, which may have a material adverse impact on Credova’s reputation and cause it to bear increased costs to rectify and safeguard business operations and its systems against such fraudulent activity. Significant amounts of fraudulent cancellations or chargebacks could adversely affect Credova’s business, results of operations or financial condition. High profile or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from Credova’s consumers and merchants, which could result in a material adverse effect on Credova’s business, results of operations and financial condition.
Risks Related to Regulatory, Compliance and Legal
We are or may be subject to numerous risks relating to the need to comply with data and information privacy laws.
We are or may become subject to data privacy and securities laws and regulations that apply to the collection, transmission, storage, use, processing, destruction, retention and security of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve in the United States, both federally and at the state level, as well as in other jurisdictions worldwide, and these laws and regulations may at times be conflicting. It is possible that these laws may be interpreted and applied in a manner that is inconsistent from one jurisdiction or is inconsistent with our practices, and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state, provincial and international laws regarding privacy and security of personal information could expose us to penalties under such laws, orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement actions (including fines and penalties), litigation, significant costs for remediation, and damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We may at times fail to comply with our published privacy policies and related documentation and applicable privacy and security laws and regulations or may be perceived to have failed to do so. Even if we have not violated these laws and regulations, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, if we are unable to properly protect the privacy and security of personal information, including sensitive personal information (e.g., financial information), we could be found to have breached our contracts with certain third parties.
There are numerous U.S. federal, state, and provincial laws and regulations related to the privacy and security of personal information. Determining whether protected information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. For example, in 2018, California enacted the CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA, which became effective on January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application. Moreover, California voters approved the CPRA in November 2020. The CPRA significantly modifies the CCPA, creating additional obligations relating to consumer data, with enforcement beginning July 1, 2023. Aspects of the CCPA and CPRA remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Similar laws have been passed, proposed, and likely will be proposed, in other states and at the federal level, and such laws may have potentially conflicting requirements that would make compliance challenging. If we fail to comply with applicable privacy laws, we could face civil and criminal fines or penalties.

Failing to take appropriate steps to keep consumers’ personal information secure, or misrepresentations regarding our current privacy practices, can also constitute unfair acts or practices in or affecting commerce and be construed as a violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The “FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of our business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC may also bring an action against a company who collects or otherwise processes personal information for any statements it deems misleading or false contained in privacy disclosures to consumers. We may at times fail to comply with our published privacy policies and related documents, or may be perceived to have failed to do so. In addition, we may be unsuccessful in achieving compliance if our personnel, partners, or service providers fail to comply with our published privacy policies and related documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
As our business grows, we may also become subject to international privacy laws regulating the collection, transmission, storage, use, processing, destruction, retention and security of personal information. For example, in the European Union, the collection, transmission, storage, use, processing, destruction, retention and security of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”) in addition to other applicable laws and regulations. The GDPR came into effect in May 2018, repealing and replacing the European Union Data Protection Directive, and imposing revised data privacy and security requirements on companies in relation to the processing of personal data of European Union data subjects. The GDPR, together with national legislation, regulations and guidelines of the European Union Member States governing the collection, transmission, storage, use, processing, destruction, retention and security of personal data, impose strict obligations with respect to, and restrictions on, the collection, use, retention, protection, disclosure, transfer and processing of personal data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union that are not deemed to have protections for personal information, including the United States. The GDPR authorizes fines for certain violations of up to 4% of the total global annual turnover of the preceding financial year or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by data subjects. Separately, Brexit has led and could in the future lead to legislative and regulatory changes and may increase our compliance costs. Data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an adequacy decision for the United Kingdom, allowing for the relatively free exchange of personal information between the European Union and the United Kingdom. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with noncompliance.
Overall, because of the complexity of these laws, the changing obligations and the risk associated with our collection and use of data, we cannot guarantee that we are, or will be, in compliance with all applicable U.S. or international regulations as they are enforced now or as they evolve.

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
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, which may remain undetected until after they occur. Despite our efforts to protect our information technology networks and systems, payment processing, and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. Our security measures may not be adequate to prevent or detect service interruption, system failure, data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats. Our applications, systems, networks, software, and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our business owners to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, and taking such remedial steps could adversely impact or disrupt our operations. We expect similar issues to arise in the future as products and services sold through the Platform are more widely adopted, and as we continue to introduce future products and services. An actual or perceived breach of our security systems or those of our third party service providers may require notification under applicable data privacy regulations or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and payment processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses. Moreover, pursuant to SEC rules, public companies must disclose material cybersecurity incidents on Form 8-K within four business days. In addition, companies must provide cybersecurity risk management disclosures in their annual reports.
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

We may not have adequate insurance coverage for handling cyber security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorneys' fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could harm our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Moreover, our privacy risks are likely to increase as we continue to expand, grow our consumer and business base, and process, store, and transmit increasingly large amounts of personal or sensitive data.
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
New laws and regulations could restrict our ability to conduct marketing by, for example, restricting the emailing or targeting of consumers or use of certain technologies like AI. For example, federal, state and foreign governmental authorities continue to weigh the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. Regulatory authorities have enacted and continue to consider legislation that could significantly restrict the ability of companies to engage this these activities, by regulating the consumer notice and consent requirements before a company can employ cookies and similar tracking technologies, or how companies can use the data gathered by such technologies. Similarly, private market participants may deploy technologies or require certain practices that limit our ability to obtain or use certain information about our business owners and consumers. For example, Google has indicated that it will ultimately phase out the use of cookies to track consumers of its search services in future versions of its Chrome web browser, and Apple has updated its iOS mobile operating system to require app developers to obtain opt-in consent before tracking consumers of its various services. If these types of changes are implemented (or as a result of their implementation), our ability to determine how our business owners and consumers are using our services and to use targeted advertising in a cost-effective manner may be limited. New laws in other jurisdictions may also require us to change our content moderation practices, or privacy policies and practices in ways that harm our business or create the risk of fines or other penalties for non-compliance.
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
Even when not merited lawsuits and other legal proceedings may divert management’s attention, and we may incur significant expenses in pursuing or defending these lawsuits or other legal proceedings. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
Credova is subject to a range of state and federal laws and regulations concerning consumer finance that change periodically. These laws and regulations include but are not limited to state lending licensing or other state licensing or registration laws, consumer credit disclosure laws such as the TILA, the FCRA and other laws concerning credit reports and credit reporting, the ECOA, which addresses anti-discrimination, the EFTA, which governs electronic money movement, a variety of anti-money laundering and anti-terrorism financing rules, the TCPA and other laws concerning initiating phone calls or text messages, the Electronic Signatures in Global and National Commerce Act, debt collection laws, laws governing short-term consumer loans and general consumer protection laws, such as laws that prohibit unfair, deceptive, misleading or abusive acts or practices. There is also the potential that Credova may become subject to additional legal or regulatory requirements if its business operations, strategy or geographic reach expand in the future. These laws and regulations may also change in the future, and they may be applied to Credova and its products in a manner that Credova does not currently anticipate. While Credova has developed policies and procedures designed to assist in compliance with laws and regulations applicable to Credova’s business, no assurance is given that Credova’s compliance policies and procedures will be effective. Credova may not always have been, and may not always be, in compliance with these laws and regulations and such non-compliance could have a material adverse effect on Credova’s business, results of operations and financial condition.
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
•ATF regulations, audit and regulatory policies that impact the process by which Credova’s merchants sell firearms and ammunition and similar policies of state agencies that have concurrent jurisdiction, such as the California Department of Justice;
•laws and regulations governing hunting and fishing;
•laws and regulations relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission and similar state regulatory agencies;
•laws and regulations relating to the manner in which Credova’s merchants advertise, market or sell their products;
•U.S. customs laws and regulations pertaining to proper item classification, quotas and the payment of duties and tariffs; and
•FTC regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales.
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
As a public company, we are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NYSE and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources, and these impacts are expected to further increase after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional personnel to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

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
The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims that may be made against them in connection with their positions with publicly held companies. Outside directors are becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors’ and officers’ liability insurance is expensive and difficult to obtain. The nature of our business may heighten these concerns due to our current product offerings in regulated or higher-risk industries. The SEC and the NYSE have also imposed higher independence standards and certain special requirements on directors of public companies. Accordingly, it may become increasingly difficult to attract and retain qualified outside directors to serve on our Board.
Stock trading volatility could impact our ability to recruit and retain employees.
Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Employees may be more likely to leave us if the shares they own or the shares underlying their vested equity have not significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A Common Stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, and financial condition could be adversely affected.
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
Matters impacting our internal controls may cause us to be unable to report our financial information in an accurate manner or on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock.
Management identified a material weakness in our internal control over financial reporting as of December 31, 2023 that required us to restate the financial statements in our third quarter Form 10-Q. The material weakness related to financial reporting has not been remediated as of December 31, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, materially and adversely affect our business and operating results and subject us to litigation and claims.
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
Additionally, if our revenue and other accounting, auditing or tax systems do not operate as intended or do not scale with anticipated growth in our business, the effectiveness of our internal control over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting, auditing or tax systems and associated reporting could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations.
We have encountered difficulties with growth and change. If we fail to address these difficulties in assessing data usage, if the personnel handling our accounting, auditing or finance function fail to perform at an appropriate level for a public company, or if other weaknesses in internal controls are detected, it may be determined that we have another material weakness. In addition, most of our employees who work within our accounting, auditing and financial reporting functions have limited to no experience managing a publicly traded company and have limited to no experience implementing, monitoring and enforcing the internal financial, auditing and accounting controls for a publicly traded company. The identification of an additional material weakness could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

We cannot predict the success of the measures we have taken to remediate our material weakness or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate any material weakness or deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that may lead to a restatement of our consolidated financial statements or cause us to fail to meet our reporting obligations.
As a public company, we have incurred and expect to continue to incur increased expenses associated with the costs of being a public company.
We have and expect to continue to face a significant increase in insurance, legal, auditing, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 of that Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”), the SEC and the NYSE, impose additional reporting and other obligations on public companies. Compliance with public company requirements have and will continue to increase our costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that we have not done previously. For example, in connection with the Closing of the Business Combination, we created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, additional expenses associated with SEC reporting requirements have and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our independent registered accounting firm identifies a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs to remediate those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Being a public company has and may in the future make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance. We may ultimately be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage in the future. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.
The additional reporting and other obligations imposed by various rules and regulations applicable to public companies has and is expected to continue to increase legal and financial compliance costs and the costs of related legal, auditing, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Our existing indebtedness, and any indebtedness we incur in the future, could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.
As of December 31, 2025, the Company owed $28.4 million pursuant to outstanding convertible promissory notes. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on, or other amounts due with respect to our indebtedness. Our leverage and debt service obligations could adversely impact our business, including by:
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
We have obtained and maintain insurance for directors and officers, cybersecurity, business owner, commercial general liability and workers’ compensation, based on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating entities. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of these insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even as obtained, our insurance will not cover any loss in revenue incurred as a result of a partial or total loss.
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
Risks Related to Ownership of Our Class A Common Stock
We received a written notice from the NYSE that we are not in compliance with continued listing standards, and if we fail to regain compliance, our Class A Common Stock would be delisted.
On February 10, 2026, the Company received a written notice from the NYSE indicating the Company was not in compliance with the NYSE Listed Company Manual (i) Rule 802.01B, relating to the Company's required minimum total market capitalization over a consecutive 30 trading-day period and minimum stockholders' equity, and (ii) Rule 802.01C, relating to the minimum average closing price of the Company's Class A Common Stock, required over a consecutive 30 trading-day period. There can be no assurance that we will be able to regain compliance with the NYSE continued listing standards within any applicable cure periods or at all.
If the NYSE were to delist our Class A Common Stock, or if market participants believe delisting is likely, the trading price and liquidity of our Class A Common Stock could decline materially. A delisting could also reduce the number of investors willing or able to hold our Class A Common Stock, including because certain institutional investors and financial intermediaries may have policies or restrictions that limit investments in securities that are not listed on a national securities exchange. In addition, delisting could adversely affect our ability to raise additional capital, including under our at-the-market offering program or other financing arrangements, and could increase our cost of capital. If our Class A Common Stock were delisted, it could be traded in the over-the-counter market, which may be more volatile, less liquid, and subject to wider bid-ask spreads than a national securities exchange. Delisting could also increase the costs and demands of compliance and investor relations activities and could divest management attention from operating our business.
Efforts to regain compliance with NSYE continued listing standards could require us to take actions that may be costly, may be dilutive to stockholders, or may be unsuccessful. Such actions could include, among other things, equity financings, changes to our capital structure, or other strategic measures. Any of these actions, or the perception that such actions may be necessary, could increase volatility in the trading price of our Class A Common Stock.
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

We may issue our securities if we need to raise capital in connection with a capital expenditure, working capital requirement or acquisition. The number of shares of our Class A Common Stock issued in connection with a capital expenditure, working capital requirement or acquisition could constitute a material portion of our then-outstanding shares of Class A Common Stock. Any perceived excess in the supply of our shares in the market could negatively impact our share price and any issuance of additional securities investments or acquisitions may result in additional dilution to you.
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.
Our eligibility to maintain the listing of our Class A Common Stock and Public Warrants on the NYSE depends on a number of factors, including the price of our Class A Common Stock and Public Warrants and the number of persons that hold our Class A Common Stock and Public Warrants. If the NYSE delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Class A Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:
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
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, markets, revenue streams, and competitors. Roth MKM and Maxim Group currently publish research and reports on us; however, additional securities and industry analysis may never publish research on us. If any of the analysts who currently cover us adversely change their recommendation regarding our shares of Class A Common Stock, or provide relatively more favorable recommendations with respect to competitors, the price of our shares of Class A Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock at a price greater than what you paid for it.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Company Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in the Class A Common Stock unless you sell your Class A Common Stock for a price greater than that which you paid for it.
Our stockholders may experience dilution in the future.
The percentage of shares of the Class A Common Stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, or the exercise of the Private Warrants, the Public Warrants, the Pre-funded Warrants or the Common Warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of the Class A Common Stock.

Our Public Warrants, Private Warrants, Pre-Funded Warrants, and Common Warrants may adversely affect the market price of our Class A Common Stock and may result in dilution to stockholders.

We have a significant number of outstanding equity-linked securities, including warrants, that may in the future increase the number of shares of our Class A common stock outstanding and may reduce the market price of our Class A Common Stock. In addition, the issuance of shares upon exercise of these instruments would dilute the ownership interests of existing stockholders, and the existence of these instruments may create an overhang that could adversely affect the trading price of our Class A common stock.

In connection with the Business Combination, we assumed warrants originally issued by Colombier that are exercisable for shares of our Class A Common Stock at an exercise price of $11.50 per share, including (i) 5,750,000 public warrants (the “Public Warrants”) and (ii) 5,700,000 private placement warrants (the “Private Warrants”), each outstanding as of December 31, 2025. The Public Warrants and Private Warrants generally expire on the fifth anniversary of the Business Combination, unless earlier redeemed or liquidated in accordance with their terms. The likelihood that holders will exercise these warrants, and the amount of proceeds we would receive upon any such exercise, depends on the market price of our Class A Common Stock relative to the $11.50 per share exercise price. For example, if the trading price of our Class A Common Stock is below $11.50 per share, holders are less likely to exercise these warrants. On March 13, 2026, the closing price of our Class A Common Stock as reported by the NYSE was $0.63 per share, which was below the $11.50 per share exercise price of the Public Warrants and Private Warrants. There can be no assurance that the Public Warrants or Private Warrants will become “in the money” prior to their expiration. In addition, Private Warrants may be exercised on a cashless basis by Colombier Sponsor LLC and its distributees, whereas Public Warrants generally may be exercised only for cash, subject to limited exceptions set forth in the applicable warrant agreement.

On December 18, 2025, we entered into a securities purchase agreement relating to a registered direct offering that included Pre-Funded Warrants to purchase 5,018,184 shares of our Class A common stock (the “Pre-Funded Warrants”) and Common Warrants to purchase 8,522,730 shares of our Class A common stock (the “Common Warrants”), each outstanding as of December 31, 2025. The Pre-Funded Warrants have an exercise price of $0.0001 per share, and therefore are expected to be exercisable for shares of our Class A common stock at essentially any trading price. The Common Warrants have an exercise price of $1.18 per share, become exercisable six months following issuance, and have a term of five and a half years from the initial exercise date. The issuance of shares upon exercise of the Pre-Funded Warrants and Common Warrants could result in substantial dilution to existing stockholders and could adversely affect the market price of our Class A common stock.

In addition, the existence of these warrant instruments may increase volatility in the trading price of our Class A Common Stock because investors may anticipate potential issuances of shares upon exercise, and we may be required to register shares issuable upon exercise or maintain an effective registration statement in order to permit certain exercises, depending on the terms of the applicable instruments. The issuance of shares upon exercise of these warrants could also make it more difficult for us to raise capital on favorable terms, and could otherwise materially adversely affect the trading price of our Class A Common Stock.
As of February 27, 2026, we are no longer a "controlled company", and as a result, we are required to comply with all of the corporate governance requirements in the NYSE listing standards, subject to certain phase-in periods. Failure to do so may lead to escalating consequences up to and including potential delisting of the Company’s Class A Common Stock from the NYSE.
Prior to December 31, 2025, we had a dual class structure which allowed our Founder, President, Chief Executive Officer and Chairman of the Board, Michael Seifert, to control a majority of the voting power of our common equity. As a result, we qualified as a “controlled company” within the meaning of the corporate governance standards of NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements.

However, our "controlled company" status ended as of February 27, 2026, following the resignation of Michael Seifert. We are now required to comply with certain NYSE rules that govern corporate governance standards from which we were previously exempt, subject to certain phase-in periods. These include the requirement to have (i) a majority of independent directors, (ii) a nominating/corporate governance committee composed entirely of independent directors, and (iii) a compensation committee composed entirely of independent directors. NYSE rules mandate that the Company must satisfy the majority independent board requirement within one year of the date its status changed and have at least one independent member on its nominating committee and at least one independent member on its compensation committee by the date its status changes, at least a majority of independent members on each committee within 90 days of the date its status changes and fully independent committees within one year of the date its status changes. There can be no assurance that the Company will be able to satisfy such requirements. Failure to meet such requirements could subject the Company to delisting from the NYSE.
Our Public Warrants and Private Warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Common Stock.
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
Certain holders of our Class A Common Stock are entitled to a contingent right to receive Earnout Shares that is conditioned on specific circumstances, of which the occurrence is uncertain, and the failure of any of such circumstances to occur could create potential negative effects such as an increased risk of litigation.
Subject to the terms and conditions set forth in the Merger Agreement, holders of Private PSQ’s common stock prior to the Closing Date and certain executive officers, employees and service providers (collectively, the “Participating Equityholders”) are entitled to receive their pro rata portion of up to 3,000,000 shares of Class A Common Stock that may be issued by the Company to Participating Equityholders upon achievement of certain trading price-based targets for the Class A Common Stock following Closing (the “Earnout Shares”) (subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the Closing Date, including to account for any equity securities into which such shares are exchanged or converted) as additional consideration based on the performance of the Class A Common Stock during the five-year period after the Closing Date (the “Earnout Period”), as set forth below upon satisfaction of any of the following conditions:
•in the event that, and upon the date during the Earnout Period on which, the volume-weighted average trading price of the Class A Common Stock quoted on the NYSE (or such other exchange on which our Class A Common Stock is then listed) for any 20 trading days within any 30 consecutive trading day period (the “Earnout Trading Price”) is greater than or equal to $12.50 (“Triggering Event I”), the Participating Equityholders will be entitled to receive an aggregate of 1,000,000 Earnout Shares;
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
We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the closing of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
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
Governance of cybersecurity risks is integrated into our overall corporate oversight framework. Our Board of Directors considers cybersecurity a fundamental risk area and has delegated responsibility for oversight to the Audit Committee. The day-to-day management of cybersecurity risks is led by our Chief Information Security Officer ("CISO"), who is responsible for identifying, assessing, and mitigating security threats. As part of our broader enterprise risk assessment process, our CISO, Chief Technology Officer ("CTO"), legal team, and Senior Engineering leadership conduct thorough evaluations of our cybersecurity program, risks, and corresponding mitigations. These assessments are reviewed with the Audit Committee at least annually.
Our CISO brings extensive experience in security governance, risk, and compliance, with over 14 years of leadership in both public and private enterprises, including startups. Holding a degree in Accounting and Management Information Systems, our CISO provides deep expertise in aligning security initiatives with business objectives and regulatory requirements.
To date, we have not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, financial condition, or results of operations. However, we remain vigilant in our efforts to mitigate cybersecurity risks and respond swiftly to potential threats.
Our cybersecurity risk management framework is guided by industry-leading standards, including the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") and ISO 27001. Additionally, our FinTech business maintains Payment Card Industry Data Security Standard ("PCI DSS") Level 1 compliance, undergoing annual external audits to ensure continued adherence. To further strengthen our security practices, management is actively evaluating additional certifications that align with our commitment to maintaining a resilient cybersecurity program.
Item 2. Properties
The Company's principal executive offices are located in West Palm Beach, Florida, where it leases approximately 5,437 square feet of office space. The lease for this facility expires in May 2028. The Company also leases approximately 3,712 square feet of office space in Bozeman, Montana, with a lease term expiring May 2027.
A portion of the Company's workforce operates remotely within the United States. The Company believes its leased facilities are adequate to support its current operations.
Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that are expected to have a material adverse impact on our financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock and Public Warrants are currently listed on the NYSE under the symbols “PSQH” and “PSQH.WS,” respectively.
Holders
As of March 13, 2026, there were 51 holders of record of our Class A Common Stock and five holders of record of our Public Warrants. A substantially greater number of holders are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
We have not paid any cash dividends on our common stock to date. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.
Unregistered Sales of Equity Securities
In 2025, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and other information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.
Overview
PSQ Holdings, Inc. is a payments and financial infrastructure company. The Company builds and operates infrastructure in highly regulated environments for industries underserved by traditional financial institutions, including businesses, campaigns, and nonprofits that depend on reliable, compliant payment solutions. PSQ Holdings, Inc. historically operated under three segments: Financial Technology, Marketplace, and Brands ("Financial Technology", "Marketplace", and "Brands"), however, in August 2025, the Company announced a strategic repositioning to focus its resources and capital on accelerating the growth of its Financial Technology segment. As part of this repositioning, the Company initiated a plan to monetize the Brands segment through the sale of EveryLife and to pursue a sale or strategic partnership of the Marketplace segment, including evaluating opportunities to repurpose certain intellectual property to complement its Financial Technology offerings.
Following further evaluation of market conditions and transaction alternatives, the Company determined during the fourth quarter of 2025 that pursuing a sale or partnership of the Marketplace segment would not be the most efficient use of resources. Accordingly, the Company wound down the Marketplace business as of December 31, 2025, and will not continue development of the Marketplace technology platform as part of its long-term strategy. The Company may evaluate opportunities to leverage certain customer relationships in support of its Financial Technology initiatives.

As of December 31, 2025, the Company continues to actively pursue the monetization of the Brands segment, and the sale process remains ongoing. Management expects to enter into a definitive agreement during the first half of 2026 and continues to engage with interested parties.
As of December 31, 2025, PSQ Holdings, Inc. operates under one reportable segment: Financial Technology ("Financial Technology" or "FinTech"). The Financial Technology reportable segment is comprised of three operating segments, Credova, a "Buy Now, Pay Later" company focused on the outdoors & shooting sports industry; PSQ Payments, a "cancel-proof" payments processing company; and PSQ Impact, a payments and fundraising platform serving nonprofit organizations and political campaigns.
Payment processing is the lifeblood of the American economy. Owning the payments stack puts PSQ Holdings, Inc. at the center of its merchants’ transactions with solutions that are simple to integrate and resilient by design. We pair advanced technology with a deep understanding of merchant and consumer needs to facilitate next generation commerce. By bundling multiple payment types, the Company expects to create higher conversion and more stickiness with consumers. Multiple systems redundancies and sponsor banks mean peace of mind and better economics for our merchants, regardless of business industry.
Recent Developments
Executive Leadership Changes
On January 7, 2026, the Company announced updates to its Board and executive leadership structure intended to delineate board oversight, enhance operational focus, and position the Company for its next phase of growth as a scaled public FinTech platform. The leadership updates include:
•Michael Seifert stepped down as Chairman of the Board.
•Dusty Wunderlich was named Chairman of the Board and has stepped down as Chief Strategy Officer of the Company.
•Blake Masters was appointed Lead Independent Board Director and will provide independent oversight and serve as liaison between the Board and management.
•Michael Perkins was appointed Chief Operating Officer.
•Mike Hebert stepped down as Chief Operating Officer and was named Senior Vice President of People to oversee the organizational development, talent and culture of the Company.
On January 27, 2026, Michael Seifert stepped down as Chief Executive Officer and resigned from the Company's Board of Directors, and Dusty Wunderlich was appointed as Chief Executive Officer.
As part of Mr. Seifert's separation from the Company, Mr. Seifert forfeited 1,000,000 shares of Class C common stock. As of February 27, 2026, all of Mr. Seifert's Class C common stock converted into shares of Class A common stock. As a result, Mr. Seifert no longer possesses a majority of the voting power of the Company's common stock and the Company is no longer a "controlled company" under NYSE rules. We are now required to comply with certain NYSE rules that govern corporate governance standards from which we were previously exempt, subject to certain phase-in periods. These include the requirement to have (i) a majority of independent directors, (ii) a nominating/corporate governance committee composed entirely of independent directors, and (iii) a compensation committee composed entirely of independent directors. NYSE rules mandate that the Company must satisfy the majority independent board requirement within one year of the date its status changed and have at least one independent member on its nominating committee and at least one independent member on its compensation committee by the date its status changes, at least a majority of independent members on each committee within 90 days of the date its status changes and fully independent committees within one year of the date its status changes. There can be no assurance that the Company will be able to satisfy such requirements. Failure to meet such requirements could subject the Company to delisting from the NYSE.

Direct Offering of Common Stock
On December 18, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an existing fundamental institutional investor (the “Purchaser”) relating to the registered direct offering and sale of an aggregate of 1,800,000 shares (the “Shares”) of the Company’s Class A Common Stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 5,018,184 shares of Class A Common Stock, and accompanying common warrants to purchase an aggregate of 8,522,730 shares of Class A Common Stock (the “Common Warrants” and the offering of the Shares, the Pre-Funded Warrants and the Common Warrants, the “Offering”) at a combined offering price of $1.10 per share, provided, that the combined purchase price per Pre-Funded Warrant and accompanying Common Warrant is identical to the purchase price per Shares and accompanying Common Warrant, less the Pre-Funded Warrant exercise price of $0.0001 per share. The Common Warrants have an exercise price of $1.18 per share, will be exercisable six months following issuance and have a term of five and a half years from the initial exercise date. The gross proceeds to the Company from the Offering were approximately $7.5 million.
Launch of PSQ Impact
In October 2025, PSQ Holdings, Inc. launched PSQ Impact, a next-generation political fundraising platform engineered to supercharge the Conservative movement and values-aligned non-profit ecosystem. PSQ Impact leverages the Company’s existing technology infrastructure, payments capabilities, and merchant network to provide an integrated digital fundraising solution that includes donor acquisition, payment processing, compliance tools, data analytics, and campaign management functionality.
The platform is intended to create a vertically integrated ecosystem that connects donors with aligned organizations while providing transparency, security, and operational efficiency. By utilizing the Company’s payments processing technology and consumer network, PSQ Impact seeks to reduce customer acquisition costs, increase donor conversion and retention rates, and enhance recurring contribution programs.
PSQ Impact is also designed to expand our FinTech-focused strategy by diversifying revenue streams through transaction-based fees, platform subscription services, and value-added compliance and data services. Management believes PSQ Impact positions the Company to capture incremental share within the political fundraising market while deepening engagement within its broader values-driven marketplace.
Components of Results of Operations
For the years ended December 31, 2025 and 2024, the Company reported net loss of $36.6 million and $57.7 million, respectively. The year-over-year improvement in net loss was driven by improved operating performance and other non-operating items. Operating loss improved to $32.0 million in 2025 from $41.7 million in 2024, reflecting operational efficiencies and cost reductions implemented during the period.

Net loss decreased by $21.1 million compared to the prior year, primarily due to a $9.0 million gain from changes in the fair value of warrant liabilities, an $8.2 million increase in revenues, a $2.4 million decrease in loss from discontinued operations, a $1.6 million reduction in operating expenses, and a $0.6 million increase in interest income, partially offset by a $1.2 million increase in interest expense. The Company has not been profitable since inception and, as of December 31, 2025 and 2024, had an accumulated deficit of $156.5 million and $119.9 million, respectively. Since inception, the Company has financed its operations primarily through equity and debt financings.
Revenues, net
We generate revenues from one segment—Financial Technology—as described below.
Financial Technology
Credova principally generates BNPL revenue from five activities: sale of loan and lease contracts, interest earned on loans, rent payments on leased merchandise, retailer discounts, and origination fees paid by third parties earned in connection with providing financing on consumer goods. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from retailer discounts is recognized at a point in time when the

Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at time of loan origination.
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
For a description of our revenue recognition policies, see Note 3 — Summary of Significant Accounting Policies, in our consolidated financial statements.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of information technology, professional services, insurance, travel, and other administrative expenses. We expect to continue incurring expenses associated with operating as a public company, including legal, audit, tax and accounting costs, investor relations costs, insurance premiums and compliance costs. As a result of cost-saving measures and the reclassification of certain costs, we expect general and administrative expenses will decrease in absolute dollars in future periods and decline as a percentage of total revenue over time.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, employee benefits, consultant fees, commissions, and direct marketing costs related to the promotion of our platforms/solutions. As a result of reclassification of costs, we expect sales and marketing expenses will increase in absolute dollars and decline as a percentage of total revenue over time as we scale back paid marketing efforts and focus on monetizing our current customer base. Our inability to scale our expenses could negatively impact profitability.
Research and Development Expenses
Research and development expenses consist primarily of salaries, employee benefits and consultant fees related to our development activities to originate, develop, and build our platforms. As a result of cost-cutting efforts, the Company expects research and development expenses will decrease in absolute dollars in future periods and decline as a percentage of total revenue over time.
Depreciation and Amortization Expense
Depreciation and amortization expense consists primarily of amortization of capitalized software development costs, intangible assets, depreciation of leased assets, office fixtures, and furniture.

Non-Operating Income and Other Items
Other Income, net
Other income, net relates to interest income earned on the money market accounts, a gain resulting from the sale of leased assets, and a gain resulting from the settlement of an outstanding payable for the year ended December 31, 2025.
Changes in Fair Value of Earn-out Liabilities
Changes in fair value of earn-out liabilities are recorded in the consolidated statement of operations. The earn-out liabilities represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the earn-out liabilities at their fair values at each reporting period.
Changes in Fair Value of Warrant Liabilities
Changes in fair value of warrant liabilities are recorded in the consolidated statement of operations as the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. We record the warrant liabilities at their fair values at each reporting period.
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
•Segment Revenue (see Note 16 for more details);
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
GMV of Financial Technology Segment
In addition to revenue, net loss, and other results under U.S. GAAP, the following table sets forth key operating metrics we use to evaluate our Financial Technology segment. The information below represents proforma information for 2024 as if the Credova Merger closed on January 1, 2024:

	For the years ended December 31,
	2025	2024	% Change
Gross merchandise volume (“GMV”) – Credit	$48,915,050	$59,466,913	(18)%
Gross merchandise volume (“GMV”) – PSQ Payments	$308,819,991	$10,591,612	2816%
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions generated from both Credit and PSQ Payments during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
Gross Merchandise Volume (“GMV”) – Credit
For the years ended December 31, 2025 and 2024, GMV – Credit was $48.9 million and $59.5 million, respectively, which represented an approximate reduction of 18%, as compared to the same period in 2024. The decrease in GMV – Credit for the year ended December 31, 2025 was primarily driven by a strategic shift in company resources to expand our new payment processing business. Our top five merchants and platform partners accounted for approximately 57% of total GMV – Credit in 2025, compared to 46% in 2024. GMV – Credit from our largest merchant represented 23% of total GMV – Credit in 2025, up from 17% in 2024. The shift in volume from our top five merchants is primarily due to the overall reductions in sales across the industry.
GMV – Credit declined year-over-year, driven by a broader slowdown in the firearm retail industry and our continued focus on disciplined underwriting practices. Industry-wide softness impacted many of our merchant partners, with some reporting sales down more than 20% year-over-year, consistent with national trends. According to the National Shooting Sports Foundation (“NSSF”), U.S. firearm sales as measured by NSSF-adjusted National Instant Criminal Background Check System (“NICS”) checks declined in 2025 compared to 2024, with approximately 14.6 million adjusted background checks in 2025 versus approximately 15.2 million in 2024, a decrease of roughly 4.1%. Additionally, the fourth quarter of 2025 NSSF-adjusted NICS figure of approximately 4.29 million reflects a 3.7% decline compared to the fourth quarter of 2024’s 4.46 million, underscoring persistent market softness. The decline in overall firearm demand has been influenced by reduced consumer urgency under a pro-Second Amendment federal administration, as well as macroeconomic factors such as inflationary pressures and constrained discretionary spending, which have affected purchasing behavior across the retail sector. Despite these headwinds, the industry continues to demonstrate a strong baseline level of demand, with adjusted background checks generally exceeding historical norms even as year-over-year figures remain lower.
In addition to market pressures, our recent credit policy enhancements—including the broader implementation of machine-learning models—tightened approval rates as part of a long-term strategy to improve portfolio performance. These actions contributed to lower GMV earlier in the year; however, GMV performance stabilized in the fourth quarter of 2025 relative to the fourth quarter of 2024, supported by a 14% increase in originations during the fourth quarter of 2025 compared to the fourth quarter of 2024. This improvement reflects the initial impact of strategic initiatives implemented throughout 2025, including improvements in product mix, consumer re-engagement, and refinements to our origination channels.
In response to these market conditions, the Company continues to execute strategic initiatives designed to diversify and strengthen future growth. These include expanding into new and tangential retail verticals to reduce concentration risk, improving customer re-engagement, developing innovative financial products tailored to a broader consumer base, and enhancing underwriting processes through advanced AI models and other data-driven tools. Management believes these actions position the Company for greater resilience and sustainable GMV growth as industry conditions normalize.
Gross Merchandise Volume (“GMV”) – PSQ Payments
For the years ended December 31, 2025 and 2024, GMV – PSQ Payments was $308.8 million and $10.6 million, respectively, which represented an approximate change of 2,816%, as compared to the same period in 2024.
The increase in GMV – PSQ Payments for the year ended December 31, 2025 was primarily driven by the launch of PSQ Payments in October 2024 resulting in only a concentrated number of merchants that were actively processing through our solution during 2024.

Our top three merchants accounted for approximately 83% of total GMV – PSQ Payments in 2025, with our largest merchant representing 43% of total GMV – PSQ Payments. As PSQ Payments was a nascent business in 2024 and only a few merchants were actively processing through our solution, management believes 2024 GMV Payments breakdown by merchant is not beneficial to provide.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the audited consolidated financial statements for the years ended December 31, 2025 and 2024 found elsewhere in this document.
The following table sets forth our consolidated statements of operations for the years ended December 31, 2025 and 2024, and the dollar and percentage change between the two periods:

	For the years ended December 31,		Variance	Variance
	2025	2024	$	%
Revenues, net	$18,219,469	$10,061,045	$8,158,424	81%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	5,602,641	438,144	5,164,497	1179%
General and administrative	28,881,858	38,804,534	(9,922,676)	(26)%
Sales and marketing	5,965,941	8,278,034	(2,312,093)	(28)%
Research and development	3,841,902	1,893,782	1,948,120	103%
Depreciation and amortization	5,887,897	2,347,107	3,540,790	151%
Total costs and expenses	50,180,239	51,761,601	(1,581,362)	(3)%
Operating loss	(31,960,770)	(41,700,556)	9,739,786	(23)%
Other income (expense):
Other income, net	987,983	419,050	568,933	136%
Change in fair value of earn-out liabilities	630,000	40,000	590,000	1475%
Change in fair value of warrant liabilities	8,955,750	(56,000)	9,011,750	(16092)%
Interest expense, net	(3,509,485)	(2,302,697)	(1,206,788)	52%
Loss before income taxes from continuing operations	(24,896,522)	(43,600,203)	18,703,681	(43)%
Income tax expense	—	(1,600)	1,600	(100)%
Loss from continuing operations	(24,896,522)	(43,601,803)	18,705,281	(43)%
Loss from discontinued operations, net of tax	(11,715,146)	(14,085,486)	2,370,340	(17)%
Net loss	$(36,611,668)	$(57,687,289)	$21,075,621	(37)%

Revenues, net

	For the years ended December 31,
	2025	2024
Revenues, net:
Direct revenue	$2,305,247	$3,269,740
Interest income on loans	2,556,857	2,569,061
Loan and lease contracts sold, net	4,483,499	4,002,463
Lease merchandise revenue	3,296,775	—
Payment processing revenues (1)	5,577,091	219,781
Total revenues, net	$18,219,469	$10,061,045
(1) Includes both PSQ Payments and PSQ Impact revenues.
Revenues, net increased by $8.2 million, or 81% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is primarily related to the launch of PSQ Payments and the addition of lease merchandise revenue, partially offset by a decline in direct revenue.
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) increased by $5.2 million, or 1179%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This growth is primarily attributable to an increase of $4.9 million in transaction fees as a result of the launch of PSQ Payments.
General and Administrative Expenses
General and administrative expenses decreased by $9.9 million, or 26%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to a decrease in share-based compensation expense of $5.2 million, a decrease in professional services of $1.9 million, a decrease of employee and contractor compensation and benefits of $1.7 million, and a decrease in transaction costs of $1.1 million. The decrease in share-based compensation expense was primarily driven by a $2.3 million reversal related to a Type III modification realized during the year ended December 31, 2025 caused by a change in role and responsibilities of the former Chief Financial Officer and the reduction of the Company's average stock price during 2025 compared to 2024.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $2.3 million, or 28%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was due to a $4.5 million decrease in share-based compensation partially offset by an increase in employee compensation and benefits of $2.0 million and an increase in FinTech brand awareness costs of $0.2 million.
Research and Development Expenses
Research and development expenses increased by $1.9 million, or 103%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to an increase in employee and contractor compensation and benefits expenses of $2.1 million due to the launch of PSQ Payments and PSQ Impact, partially offset by a decrease of $0.2 million in share-based compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.5 million, or 151% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily related to an increase in amortization of capitalized software development costs of $1.8 million and an increase in depreciation of leased assets of $1.6 million.

Other Income, net
Other income, net increased by $0.6 million for year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to interest income of $0.4 million earned on the money market accounts and a $0.2 million gain resulting from a settlement on an outstanding payable.
Changes in Fair Value of Earn-out Liabilities
Changes in the fair value of earn-out liabilities increased by $0.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was due to a decrease in the fair value of the earn-out liabilities at the end of 2025, as compared to 2024.
Changes in Fair Value of Warrant Liabilities
Changes in the fair value of warrant liabilities increased by $9.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was due to a decrease in the fair value of the warrant liabilities at the end of 2025, as compared to 2024.
Interest Expense, net
Interest expense, net increased by $1.2 million, or 52%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to higher outstanding debt on the revolving line of credit for the year ended December 31, 2025 compared to the year ended December 31, 2024, along with a full year of interest paid on the convertible promissory notes.
Income Tax Expense
Income tax expense decreased by an insignificant amount for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Liquidity and Capital Resources
Historically, the Company has financed its operations primarily through equity and debt financings. The Company's primary short-term liquidity requirements consist of funding general working capital needs, operating expenses, and capital expenditures. Longer-term capital needs include continued investment in product development, engineering and compliance resources, and the funding of consumer loan and lease activity.
As of December 31, 2025 and 2024, the Company had cash and cash equivalents, restricted cash, and cash and cash equivalents from discontinued operations of $16.1 million and $36.6 million, respectively. Cash and cash equivalents consist of interest-bearing deposit accounts managed by third-party financial institutions and highly liquid investments with original maturities of one year or less.
The Company believes its existing cash and cash equivalents, together with anticipated cash proceeds from the planned sale of the Brands segment, will be sufficient to fund its operating and capital needs for at least the next twelve months from the date of the consolidated financial statements were available to be issued. In addition, the Company has access to an at-the-market offering program pursuant to which it may offer and sell shares of its Class A Common Stock from time to time, with $48.8 million in shares remaining available for issuance under the program as of December 31, 2025.
Management has implemented and continues to implement initiatives intended to reduce cash usage and improve operating efficiency. During the year ended December 31, 2025, the Company realized approximately $14.0 million in year-over-year operating expense savings compared to the prior year, which contributed to reduced cash usage. The Company’s Board of Directors and executive team have outlined a plan which reflects the strategic shift to focus exclusively on FinTech operations to improve the Company’s cash position and involves a variety of cash management initiatives. The operations plan includes stronger revenues and margin run rate derived from the investments made throughout 2025. This plan is supported by a strong FinTech performance during the last half of 2025 which has continued into 2026. The cash management initiatives include the discontinuation of its brands and marketplace segments, reducing corporate operating expenses, a staff reduction of 35% which occurred from September 2025 through February 2026 and future planned reductions of 19% occurring from March 2026 through June 2026. In addition, the Company is working to terminate and or reduce contractor and consulting agreements. These executed and planned reductions that started in quarter four of 2025 are expected to result in annualized cash savings of approximately $8.0 million. Additionally, the plan considers further options such as completing a sale of EveryLife, amending the terms of the existing credit facility to access additional financing, and evaluating other areas to reduce compensation and costs if necessary.
The Company's future capital requirements will depend on a number of factors including the pace of revenue growth, timing and extent of investments in sales, marketing, and product development, credit performance within our Credova portfolio, and general market conditions. The Company may seek additional financing through equity or debt offerings or other strategic arrangements. There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. If the Company is unable to obtain additional capital when required, its business, financial condition, and results of operations could be materially adversely affected.
Operationally, the Company continues to focus on improving cash generation through revenue growth within its Financial Technology segment. PSQ Payments has expanded its merchant onboarding and sales efforts and has entered into multiple large merchant agreements, with additional contracts in advanced stages of negotiations. PSQ Impact has continued to grow its customer base, including expansion into nonprofit organizations. These developments are expected to contribute to future revenue growth; however, the timing and magnitude of any related cash inflows may vary.
In December 2025, the Company completed a registered direct offering for the purchase and sale of an aggregate of 1,800,000 Shares, Pre-Funded Warrants to purchase 5,018,184 shares of Class A Common Stock, and Common Warrants to purchase an aggregate of 8,522,730 shares of Class A Common Stock at a combined offering price of $1.10 per share, for gross proceeds of approximately $7.5 million. The net proceeds from this Offering are being used for general corporate purposes, including working capital and investment in the Company's FinTech operations.
Comparison of the Years Ended December 31, 2025 and 2024
The following table shows our cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods:

	For the years ended December 31,
	2025	2024	Variance
Net cash used in operating activities	$(19,941,398)	$(34,128,721)	$14,187,323
Net cash used in investing activities	$(10,486,552)	$(3,019,388)	$(7,467,164)
Net cash provided by financing activities	$9,955,662	$57,291,686	$(47,336,024)
Net Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was $19.9 million compared to $34.1 million during the year ended December 31, 2024. The decrease in net cash used in operating activities was due primarily to a decrease of $21.1 million in net loss and an increase in the net cash used by operating assets and liabilities of $5.9 million, partially offset by a decrease in fair value of warrant liabilities of $9.0 million, and a decrease of $3.8 million in non-cash related expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $10.5 million, an increase of $7.5 million from cash used in investing activities of $3.0 million for the year ended December 31, 2024. Net cash used in investing activities for the year ended December 31, 2025 primarily related to $3.8 million of net decrease in loans held for investment, $3.3 million of additions to lease merchandise, $2.9 million of software development costs, and $0.5 million of licensing purchases. Net cash used in investing activities for the year ended December 31, 2024 primarily related to $3.7 million of software development costs partially offset by an increase of $0.5 million of net loans held for investment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $10.0 million compared to $57.3 million net cash provided by financing activities for the year ended December 31, 2024. The decrease was primarily due to a decrease of $31.7 million of net proceeds from the issuance of common stock, net of issuance costs, a decrease of $20.0 million of proceeds from the issuance of convertible notes payable, and an increase of $0.4 million related to taxes paid on vesting of employee RSUs, partially offset by a an increase of $6.7 million in proceeds from issuances of common stock and pre-funded warrants, net and a net increase of $3.9 million in the revolving line of credit balance.
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
For the periods presented, we define non-GAAP operating loss as GAAP operating loss, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	For the years ended December 31,
	2025	2024
Reconciliation:
GAAP operating loss	$(31,960,770)	$(41,700,556)
Non-GAAP adjustments:
Corporate costs not allocated to segments	(6,166,822)	(16,106,785)
Transaction costs incurred in connection with acquisitions	—	(2,295,502)
Share-based compensation (exclusive of what is included in transaction costs above)	(10,774,457)	(19,835,744)
Depreciation and amortization	(5,887,897)	(2,347,107)
Non-GAAP operating loss	$(9,131,594)	$(1,115,418)
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
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 — Summary of Significant Accounting Policies to our consolidated financial statements for the years ended December 31, 2025 and 2024 included elsewhere in this report.
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
Smaller Reporting Company Status
Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter (if the Company’s annual revenues exceeded $100 million during the preceding completed fiscal year), or (ii) the market value of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. Because the Company takes advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.
Recent Accounting Pronouncements
See Note 3 — Summary of Significant Accounting Policies, to our consolidated financial statements for the years ended December 31, 2025 and 2024.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As required under Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, based on the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission ("COSO"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weakness, identified in December 2023, in our internal control over financial reporting, including controls surrounding complex accounting transactions. Notwithstanding the existence of this material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management is actively implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex transactions, onboarded additional staff with requisite experience as accounting professionals, as well as identified and retained third-party professionals with whom to consult regarding complex accounting applications. Management believes these actions will enhance our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). However, the material weakness will not be considered remediated until the controls operate for a sufficient period of time and until management has concluded, through testing, that the controls are effective.
Changes in Internal Control Over Financial Reporting
Except as noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the quarter ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections
Not applicable.

PART III - OTHER INFORMATION
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 relating to officers and directors and nominees for election to the Board is incorporated by reference to the Proxy Statement, which will be filed within 120 days after December 31, 2025.
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
Item 11. Executive Compensation
Information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement, which will be filed within 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Share-Based Compensation Plans
Information required by this item is incorporated herein by reference to the section captioned "Executive Compensation—Equity Compensation Plan Information" in the Proxy Statement.
Security Ownership of Certain Beneficial Owners and Management
Information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which will be filed within 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to, and will be contained, in the Proxy Statement, which will be filed within 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to, and will be contained, in the Proxy Statement, which will be filed within 120 days after December 31, 2025.

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
10.6#
Non-Competition and Non-Solicitation Agreement, between PSQ Holdings, Inc. and James Rinn, effective as of May 23, 2025 (incorporated herein by reference to Exhibit 10.2 to our Current Report on 8-K filed on May 23, 2025)

10.7
Consulting Agreement, dated June 14, 2023, between EveryLife Inc. and C6 Creative Consulting, Inc. (incorporated herein by reference to Exhibit 10.18 to Colombier’s Amendment No. 3 to Registration Statement S-4 filed on June 26, 2023).

10.8
Engagement Letter Agreement between PSQ Holdings, Inc. and Farvahar Capital LLC, dated August 13, 2023 (incorporated herein by reference to our Quarterly Report on Form 10-Q filed on November 14, 2023).

10.9
Consulting Agreement, dated November 29, 2023, between PSQ Holdings, Inc. and C6 Creative Consulting, Inc. (incorporated herein by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 14, 2024).

10.10#	First Amendment to the PSQ Holdings, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Annex A to our Proxy Statement filed on December 8, 2023).
10.11
Form of Non-Competition and Non-Solicitation Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 14, 2024).

10.12
Form of Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 14, 2024).

10.13
Form of Noteholder Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 14, 2024).

10.14
Form of Employee Lock-Up Agreement, dated as of March 13, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 14, 2024).

10.15
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

10.21#
Employment Agreement, between PSQ Holdings, Inc. and Andrew Weisbecker, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.26 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.22#
Employment Agreement, between PSQ Holdings, Inc. and James M. Giudice, effective as of March 13, 2024 (incorporated herein by reference to Exhibit 10.27 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.23#
Employment Agreement, between PSQ Holdings, Inc. and Michael Hebert, effective as of July 19, 2023 (incorporated herein by reference to Exhibit 10.28 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.24#
Employment Agreement, between Credova Financial, LLC and Dusty Wunderlich, effective as of March 13, 2024 (incorporated herein by reference to Exhibit 10.31 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.25#
Employment Agreement, between PSQ Holdings, Inc. and Brian Billingsley, effective as of March 15, 2024 (incorporated herein by reference to Exhibit 10.29 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-1 filed on May 3, 2024).

10.26#
Employment Agreement, between PSQ Holdings, Inc. and Michael Perkins, effective as of January 6, 2026 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-K filed on January 7, 2026).

10.27
Amendment to Consulting Agreement, between PSQ Holdings, Inc. and C6 Creative Consulting, Inc., dated February 27, 2024 (incorporated herein by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 15, 2024).

10.28*	Second Amended and Restated Loan and Security Agreement, dated March 12, 2026, between Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC.
10.29
Note Purchase Agreement, dated as of August 13, 2024, by and between PSQ Holdings, Inc. and Fountain Ripple V, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 14, 2024).

10.30
Private Placement Registration Rights Agreement, by and between PSQ Holdings, Inc. and Fountain Ripple V, LLC (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2024).

10.31
Private Placement Note Purchaser Lock-Up Agreement, by and between PSQ Holdings, Inc. and Fountain Ripple V, LLC (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 14, 2024).

10.32
Form of Amendment to Lock-Up Agreement, dated as of July 23, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 14, 2024).

10.33
Form of Securities Purchase Agreement, dated as of October 22, 2024, by and among the Company and the Purchasers signed thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 28, 2024).

10.34
Form of Registration Rights Agreement, dated as of October 22, 2024, by and among the Company and the Purchasers signed thereto (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 28, 2024).

10.35†
Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated December 4, 2024 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 4, 2024).

10.36†
Form of Securities Purchase Agreement by and among the Company and the Purchasers signatory thereto, dated December 4, 2024 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 4, 2024).

10.37†
Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated December 18, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 19, 2025).

10.38†
Form of Securities Purchase Agreement by and among the Company and the Purchaser signatory thereto, dated December 18, 2025 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 19, 2025).

10.39†	Form of Common Warrant (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 19, 2025).
10.40†	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 19, 2025).
10.41*	Separation and Release of Claims Agreement, between PSQ Holdings, Inc. and Michael Seifert, effective as of January 27, 2026.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed on March 13, 2025).
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on March 14, 2024).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Executive Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 14, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PSQ Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Melville, New York
March 17, 2026

PSQ HOLDINGS, INC.
Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$14,644,384	$35,727,694
Restricted cash	1,119,580	265,253
Accounts receivable, net	1,630,987	262,084
Lease receivable, net	156,516	—
Loans held for investment, net of allowance for credit losses of $778,704 and $689,007 as of December 31, 2025 and 2024, respectively	6,148,072	3,986,997
Lease merchandise, net of accumulated depreciation of $938,959 and zero as of December 31, 2025 and 2024, respectively	960,024	—
Interest receivable	250,450	314,104
Prepaid expenses and other current assets	2,450,321	2,261,435
Current assets held for sale (Note 4)	4,407,921	4,019,595
Total current assets	31,768,255	46,837,162
Loans held for investment, net of allowance for credit losses of $150,702 and $127,038 as of December 31, 2025 and 2024, respectively, non-current	1,189,832	735,118
Lease merchandise, net of accumulated depreciation of $72,335 and zero as of December 31, 2025 and 2024, respectively, non-current	329,463	—
Property and equipment, net	187,262	275,539
Intangible assets, net	14,573,323	14,635,950
Goodwill	10,930,978	10,930,978
Operating lease right-of-use assets	669,356	274,603
Deposits	29,939	18,589
Non-current assets held for sale (Note 4)	—	1,185,902
Total assets	$59,678,408	$74,893,841

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$6,174,546	$3,777,279
Accounts payable	5,351,651	2,869,272
Accrued expenses	1,205,386	784,724
Operating lease liabilities, current portion	323,842	122,587
Current liabilities held for sale (Note 4)	2,612,041	1,070,557
Total current liabilities	15,667,466	8,624,419
Convertible promissory notes, related party (Note 12)	20,000,000	20,000,000
Convertible promissory notes	8,449,500	8,449,500
Earn-out liabilities	540,000	620,000
Warrant liabilities	1,230,250	10,186,000
Operating lease liabilities	354,286	163,716
Total liabilities	46,241,502	48,043,635
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class A Common Stock, $0.0001 par value; 500,000,000 authorized shares; 46,492,639 shares and 39,575,499 shares issued and outstanding as of December 31, 2025 and 2024, respectively	4,650	3,958
Class C Common Stock, $0.0001 par value; 40,000,000 authorized shares; 3,213,678 shares issued and outstanding as of December 31, 2025 and 2024, respectively	321	321
Additional paid in capital	169,944,031	146,746,355
Accumulated deficit	(156,512,096)	(119,900,428)
Total stockholders’ equity	13,436,906	26,850,206
Total liabilities and stockholders’ equity	$59,678,408	$74,893,841
The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC.
Consolidated Statements of Operations

	For the years ended December 31,
	2025	2024

Revenues, net	$18,219,469	$10,061,045
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	5,602,641	438,144
General and administrative	28,881,858	38,804,534
Sales and marketing	5,965,941	8,278,034
Research and development	3,841,902	1,893,782
Depreciation and amortization	5,887,897	2,347,107
Total costs and expenses	50,180,239	51,761,601
Operating loss	(31,960,770)	(41,700,556)
Other income (expense):
Other income, net	987,983	419,050
Change in fair value of earn-out liabilities	630,000	40,000
Change in fair value of warrant liabilities	8,955,750	(56,000)
Interest expense, net	(3,509,485)	(2,302,697)
Loss before income taxes from continuing operations	(24,896,522)	(43,600,203)
Income tax expense	—	(1,600)
Loss from continuing operations	(24,896,522)	(43,601,803)
Loss from discontinued operations, net of tax	(11,715,146)	(14,085,486)
Net loss	$(36,611,668)	$(57,687,289)

Continuing operations loss per common share, basic and diluted	$(0.55)	$(1.36)
Discontinued operations loss per common share, basic and diluted	$(0.26)	$(0.44)
Net loss per common share, basic and diluted	$(0.81)	$(1.80)
Weighted average shares outstanding, basic and diluted	45,538,683	32,019,491
The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	24,410,075	$2,441	3,213,678	$321	$72,644,419	$(62,213,139)	$10,434,042
Issuance of common stock upon Credova Acquisition	—	—	2,920,993	292	—	—	14,137,314	—	14,137,606
Issuance of common stock for consulting arrangement (see Note 14)	—	—	183,349	18	—	—	887,391	—	887,409
Issuance of common stock for fully vested restricted stock units, net of employee taxes paid	—	—	2,265,668	227	—	—	(57,328)	—	(57,101)
Issuance of common stock at a purchase price per share of $2.70 through private investment in public equity transaction	—	—	1,981,483	198	—	—	5,349,806	—	5,350,004
Issuance of common stock at a purchase price per share of $4.63 through at-the-market offering, net of $2.2 million in issuance costs	—	—	7,813,931	782	—	—	33,949,009	—	33,949,791
Share-based compensation	—	—	—	—	—	—	19,835,744	—	19,835,744
Net loss	—	—	—	—	—	—	—	(57,687,289)	(57,687,289)
Balance at December 31, 2024	—	—	39,575,499	3,958	3,213,678	321	146,746,355	(119,900,428)	26,850,206
Issuance of common stock from Employee Stock Purchase Plan	—	—	3,995	—	—	—	—	—	—
Issuance of common stock for fully vested restricted stock units	—	—	2,297,174	230	—	—	(230)	—	—
Issuance of common stock for asset acquisition	—	—	2,000,000	200	—	—	4,499,800	—	4,500,000
Issuance of common stock for at-the-market offering, net	—	—	815,971	82	—	—	1,203,162	—	1,203,244
Issuance of common stock, pre-funded warrants, and common warrants at a purchase price per share of $1.10 through private investment in public equity transaction, net of $0.8 million in issuance costs (1)	—	—	1,800,000	180	—	—	6,720,487	—	6,720,667
Share-based compensation	—	—	—	—	—	—	10,774,457	—	10,774,457
Net loss	—	—	—	—	—	—	—	(36,611,668)	(36,611,668)
Balance at December 31, 2025	—	$—	46,492,639	$4,650	3,213,678	$321	$169,944,031	$(156,512,096)	$13,436,906

(1) Pre-funded warrants can be exercised for little consideration (an exercise price per share equal to $0.0001 per share), and 5,018,184 remain unexercised as of December 31, 2025
The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2025	2024
Cash flows from Operating Activities
Net loss	$(36,611,668)	$(57,687,289)
Adjustment to reconcile net loss to cash used in operating activities:
Change in fair value of earn-out liabilities	(630,000)	(40,000)
Change in fair value of warrant liabilities	(8,955,750)	56,000
Share-based compensation	10,774,457	20,723,153
Amortization of step-up in loans held for investment	169,607	732,393
Provision for credit losses on loans held for investment	1,014,811	1,052,651
Origination of loans and leases for resale	(33,625,191)	(27,023,006)
Proceeds from sale of loans and leases for resale	38,108,690	31,025,468
Gain on sale of loans and leases	(4,483,499)	(4,002,463)
Impairment of lease merchandise	466,038	—
Impairment of software capitalization	3,596,002	—
Depreciation and amortization	6,614,582	3,258,810
Non-cash operating lease expense	257,657	377,176
Changes in operating assets and liabilities:
Accounts receivable	(1,255,540)	(242,940)
Lease receivable	(156,516)	—
Interest receivable	63,654	(314,104)
Inventory	(1,806)	(1,224,215)
Prepaid expenses and other current assets	534,447	1,519,271
Deposits	(8,178)	13,542
Accounts payable	2,705,852	(1,737,159)
Accrued expenses	393,087	(62,346)
Deferred revenue	1,348,451	(171,477)
Operating lease liabilities	(260,585)	(382,186)
Net cash used in operating activities	(19,941,398)	(34,128,721)

Cash flows from Investing Activities
Additions to lease merchandise, net of disposals	(3,337,606)	—
Software development costs	(2,893,739)	(3,681,123)
Principal paydowns on loans held for investment	18,838,335	13,456,408
Disbursements for loans held for investment	(22,638,542)	(12,935,888)
Purchase of licenses	(455,000)	—
Acquisition of businesses, net of cash acquired	—	141,215
Net cash used in investing activities	(10,486,552)	(3,019,388)

Cash flows from Financing Activities
Proceeds from convertible note payable, related party (Note 12)	—	20,000,000
Net disbursements for taxes paid related to vesting of employee restricted stock units	—	(468,981)
Proceeds from issuances of common stock and pre-funded warrants, net	6,720,667	—
Proceeds from issuances of common stock, net of issuance costs	1,203,244	39,299,795
Proceeds from revolving line of credit	11,921,744	7,018,052
Repayments on revolving line of credit	(9,524,477)	(8,557,180)
Cash paid for stock issuance costs	(365,516)	—
Net cash provided by financing activities	9,955,662	57,291,686
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,472,288)	20,143,577
Cash, cash equivalents, and restricted cash, beginning of period	36,589,607	16,446,030
Cash, cash equivalents, and restricted cash, end of the period	$16,117,319	$36,589,607
Cash and cash equivalents from continuing operations	14,644,384	35,727,694
Restricted cash from continuing operations	1,119,580	265,253
Cash and cash equivalents from discontinued operations	353,355	596,660
Total cash, cash equivalents, and restricted cash, end of the period	$16,117,319	$36,589,607

Supplemental Cash Flow Information
Cash paid for interest for convertible notes and revolving line of credit	$3,509,485	$2,302,697
Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares in connection with the asset acquisition	$4,500,000	$—
Earnout liability generated by asset acquisition	$550,000	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability	$652,410	$—
Accrued variable compensation settled with RSU grants	$597,397	$411,878
Shares issued in connection with Credova Merger	$—	$14,137,606
Note Exchange in connection with Credova Merger	$—	$8,449,500
The accompanying notes are an integral part of these consolidated financial statements.

PSQ HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
PSQ Holdings, Inc. (collectively "PSQH", or the "Company") is a financial technology company. Historically, the Company operated through three segments: Financial Technology, Marketplace, and Brands ("Financial Technology", "Marketplace", and "Brands"), In August 2025, the Company determined the Marketplace and Brands segments met the criteria for discontinued operations. Accordingly, the results of those segments have been reported as discontinued operations in the accompanying consolidated financial statements.
As of December 31, 2025, the Company operates as a single reportable segment, Financial Technology ("FinTech"). The Financial Technology segment consists of three operating segments:
•PSQ Payments, which provides payment processing services, including debit card, credit card, and automated clearing house ("ACH") transactions;
•Credova, which provides consumer financing solutions, including installment loans, “Buy Now, Pay Later” products, and lease-based offerings; and
•PSQ Impact, which provides a payments and fundraising platform serving nonprofit organizations and political campaigns.
Shares of PSQ Holdings, Inc. are listed on the New York Stock Exchange and trade under the symbol “PSQH”, and the Company's Public Warrants are listed under the symbol "PSQH.WS".
Note 2 — Liquidity
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the satisfaction of liabilities in the normal course of business.
Historically, the Company’s primary sources of liquidity have been proceeds from equity and debt financings. The Company incurred net losses of $36.6 million and $57.7 million for the years ended December 31, 2025 and 2024, respectively, and had negative cash flows from operations of $19.9 million and $34.1 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company had cash and cash equivalents, restricted cash, and cash and cash equivalents from discontinued operations of $16.1 million and $36.6 million, respectively, and net working capital of $16.1 million and $38.2 million, respectively.
The Company’s Board of Directors and executive team have outlined a plan which reflects the strategic shift to focus exclusively on FinTech operations to improve the Company’s cash position and involves a variety of cash management initiatives. The operations plan includes stronger revenues and margin run rate derived from the investments made throughout 2025. This plan is supported by a strong FinTech performance during the last half of 2025 which has continued into 2026. The cash management initiatives include the discontinuation of its brands and marketplace segments, reducing corporate operating expenses, a staff reduction of 35% which occurred from September 2025 through February 2026 and future planned reductions of 19% occurring from March 2026 through June 2026. In addition, the Company is working to terminate and or reduce contractor and consulting agreements. These executed and planned reductions that started in quarter four of 2025 are expected to result in annualized cash savings of approximately $8.0 million. Additionally, the plan considers further options such as completing a sale of EveryLife, amending the terms of the existing credit facility to access additional financing, and evaluating other areas to reduce compensation and costs if necessary.
In addition, the Company has an at-the-market equity offering program pursuant to which it may offer and sell shares of its Class A common stock, $0.0001 par value per share, of the Company (the “Class A Common Stock”) from time to time, with $48.8 million in shares remaining available for issuance and sale under the program as of December 31, 2025.

The Company’s future capital requirements will depend on many factors including the Company’s revenue growth rate and the availability of its credit facility. In order to finance these opportunities, the Company may need to raise additional financing. While there can be no assurances, the Company may need to pursue issuances of additional equity raises and debt rounds of financing. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected. The Company may not be able to complete the planned divestiture of EveryLife on the expected timeline, or at all, or the proceeds are less than anticipated which could adversely affect the Company's liquidity and capital resources.
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
During the third quarter of 2025, management committed to a plan to divest the Company’s Brands and Marketplace segments following a strategic review process intended to refocus the Company on its core FinTech operations. As of September 30, 2025, the criteria for classification as held for sale under ASC 360-10 and discontinued operations under ASC 205-20-45 were met for both segments.

After September 30, 2025, management reassessed its plan to sell the Marketplace segment based on market conditions and expected transaction economics. As of December 31, 2025, the Company determined that the Marketplace disposal group no longer met the criteria for classification as held for sale. Accordingly, the Marketplace assets were reclassified as held for use in accordance with ASC 360-10 and evaluated for recoverability. Based on this assessment, management concluded that the carrying value of the Marketplace capitalized software assets was not recoverable and recorded an impairment loss of the remaining carrying value of $3.6 million during the fourth quarter of 2025. As a result, the Marketplace assets are no longer presented as held for sale in the Consolidated Balance Sheets as of December 31, 2025.

The Company determined that the exit of the Marketplace segment represents a strategic shift with a major effect on the Company’s operations and financial results and continues to be presented as discontinued operations under ASC 205-20-45 in the Consolidated Statements of Operations for all years presented.

Further, as of December 31, 2025, the Brands segment continues to meet the held-for-sale criteria under ASC 360-10 and the discontinued operations criteria under ASC 205-20-45. Accordingly, the assets and liabilities of the Brands segment are presented as held for sale in the Consolidated Balance Sheets, and the results of operations of the Brands segment are presented as discontinued operations in the Consolidated Statements of Operations.
Unless otherwise stated, discussion within these notes to the consolidated financial statements relates to continuing operations. See Note 4 — Discontinued Operations for additional information about discontinued operations.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Such estimates include, but are not limited to, lease merchandise and related depreciation method, impairments, loans held for sale and related credit losses, fair values of net assets acquired, fair values of net assets held for sale, revenue recognition, loss on loan purchase commitment, discount on self-originated loans, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets, and other long-lived assets, estimates related to useful lives of capitalization software, estimation of contingencies, recoverability of deferred tax assets, the incremental borrowing rate applied to lease accounting, valuation of earn out liabilities and warrant liabilities, and estimation of income taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the consolidated financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s consolidated financial position and results of operations.
Loss Per Share
The Company computes basic loss per share (“EPS”) by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. All securities that meet the definition of a participating security, irrespective of whether the securities are convertible, nonconvertible, or potential common stock securities, shall be included in the computation of basic EPS using the two-class method. However, when the different classes of units have identical rights and privileges except voting rights, whereby they share equally in dividends and residual net assets on a per unit basis, the classes can be combined and presented as one class for EPS purposes. As such, the Company has combined the Class A Common Stock and Class C Common Stock for purposes of the EPS calculation.
Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation. As of December 31, 2025 and 2024, the Company’s restricted stock units (“RSUs”) and Warrants were not considered in the computation as they are anti-dilutive. Therefore, basic and diluted loss per share was the same for the periods presented due to the Company’s net loss position. Basic weighted average shares outstanding for the years ended December 31, 2025 and 2024 include 5,018,184 and zero, respectively, shares underlying pre-funded warrants ("Pre-Funded Warrants") to purchase shares of Class A Common Stock. As the shares underlying these Pre-Funded Warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic loss per share. As of December 31, 2025 and 2024, there were no anti-dilutive shares or common stock equivalents outstanding.
Revenues Recognition
Financing Revenues
The Company principally generates financing revenue from five activities: sale of loan and lease contracts, interest earned on loans, rent payments on leased merchandise, and direct revenue (retailer discounts and origination fees) earned in connection with providing financing on consumer goods.
Sale of Loan and Lease Contracts
The Company sells certain loans that it originates or purchases from its originating bank partners directly to third-party investors. The Company recognizes a gain or loss on sale of loans sold to third parties at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. The Company recognizes a gain or loss on sale of loans or leases sold to third parties by calculating the difference between the proceeds received and the carrying value of the loan. This amount is adjusted for the initial recognition of any assets or liabilities incurred upon sale. These generally include a net servicing asset or liability in connection with our ongoing obligation to continue to service the loans and a liability in connection with our loan repurchase obligation for loans that do not meet certain contractual requirements where such information about the loan was unknown at the time of sale.

Interest Income
The Company accrues interest income using the simple-interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding.

Lease Merchandise Revenue

The Company leases goods, consisting primarily of sporting goods, to its customers under certain terms agreed to by the customer, and recognizes revenue straight-line over the lease term in accordance with ASC 842, Leases ("ASC 842"). Generally, the customer has the right to acquire title either through a 30-day promotional pricing option, an early lease-purchase option (buyout), or by completing all lease payments. Lease terms typically range between 12 and 24 months. On any current lease, customers have the option to terminate the agreement at any time without significant penalty, in accordance with the lease terms. All the Company's customer agreements are considered operating leases.

Direct Revenue
Direct revenue primarily consists of revenue from retailer discounts and origination fees from lenders.
•Retailer Discounts – Revenue from the retailer discounts is recognized at a point in time when the Company satisfies its performance obligations upon the successful extension of credit to a consumer.
•Origination Fees – Revenue from origination fees are fees charged by the Company to third parties for facilitating the origination of a lease or loan contract. Revenue associated with these fees is recognized at the time the lease or loan originated.

Payments Processing Revenue

Payments processing revenue primarily consists of processing and transaction revenues in connection with customer use of the PSQ Payments platform. Merchant partners (or integrated merchants) are generally charged a fee based on gross merchandise volume (“GMV”) processed through the PSQ Payments platform. The fees vary depending on the individual arrangement between the Company and each merchant and on the terms of the product offering. The fee is recognized at the point in time the merchant successfully confirms the transaction, which is when the terms of the executed merchant agreement are fulfilled.
The Company's contracts with merchants are defined at the transaction level and do not extend beyond the service already provided (i.e., each transaction represents a separate contract). The fees collected from merchants for each transaction are determined as a percentage of the value of the goods purchased by the consumer from merchants and consider a number of factors including the end consumer’s credit risk and financing term. The Company does not have any capitalized contract costs, and does not carry any material contract balances.

The Company's service comprises a single performance obligation to merchants to facilitate transactions with consumers. The Company has concluded that it acts as the principal in these arrangements because it controls the payment processing service before it is transferred to the merchant. Although third-party payment processors perform certain processing activities, those services represent inputs to an integrated payment solution controlled and provided by the Company. The Company is primarily responsible for fulfilling the promise to the merchant, including onboarding, platform access, transaction routing, and customer support, and it has discretion in establishing pricing with merchants. Accordingly, revenue is presented on a gross basis in the amount of consideration to which the Company expects to be entitled from merchants.

Payments processing revenue also includes revenue generated from PSQ Impact, which generates revenues via its fundraising platform by providing a secure payments and reporting technology to support 501c(3) and 501c(4) nonprofits in the conservative movement. The Company recognizes processing and transaction revenues in connection with donations completed on the platform. The fee is recognized at the point in time the transaction is successfully completed.

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

Transfers of Financial Assets
The Company accounts for loan sales in accordance with ASC 860, Transfers and Servicing (“ASC 860”) which states that a transfer of financial assets, a group of financial assets, or a participating interest in a financial asset is accounted for as a sale if all of the following conditions are met:
a.The financial assets are isolated from the transferor and its consolidated affiliates as well as its creditors;
b.The transferee or beneficial interest holders have the right to pledge or exchange the transferred financial assets; and
c.The transferor does not maintain effective control of the transferred assets.
When the requirements for sale accounting are met, the Company records the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received less the carrying value of the loan, adjusted for initial recognition of assets obtained and liabilities incurred at the date of sale.
Upon the sale of a loan to a third-party loan buyer or unconsolidated securitization trust in which the Company retains servicing rights, the Company may recognize a servicing asset or liability. A servicing asset or liability arises when the Company's contractual servicing fee with a counterparty differs from the adequate compensation rate that would be required by a third party to service the same portfolio of assets, as defined by ASC 860. Servicing assets and liabilities are measured and recorded at fair value and are presented as a component of prepaid expenses and other current assets or accrued expenses, respectively, on the accompanying Consolidated Balance Sheets. The recognition of a servicing asset results in a corresponding increase to gain on sales of loans. The recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. The servicing rights are remeasured at fair value each period, with the subsequent adjustment recognized in servicing income.
Lease Merchandise, net

The Company leases goods, consisting primarily of sporting goods, to its customers under certain terms agreed to by the customer. All the Company's customer agreements are considered operating leases in accordance with ASC 842. The consumer goods under operating leases are initially recorded at cost and depreciated on a straight-line basis over the term of the related leases to the consumer goods' estimated residual value. All lease assets are purchased concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Upon transfer of ownership of merchandise to customers, resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. Amounts shown in the Consolidated Balance Sheets are net of accumulated depreciation and impairment.

The Company applies depreciation to lease merchandise as follows: (i) straight-line over the life of the lease term; (ii) accelerated deprecation for impaired leases and (iii) accelerated depreciation for leases when an early purchase option (buyout) is exercised. Depreciation expense for the lease merchandise is included within depreciation and amortization in the Consolidated Statements of Operations.

The Company periodically evaluates lease merchandise for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the lease merchandise are less than its carrying amount, an impairment loss is recognized for the excess of the carrying value over its fair value. Impairment charges, if any, are recorded within general and administrative in the Consolidated Statements of Operations. Refer to Note 8 — Lease Merchandise, Net for further details.

The Company sells certain lease contracts to third parties and records the undepreciated cost of lease merchandise at the time of the sale within the net gain on lease contracts sold on the Consolidated Statement of Operations.
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
If a disposal group previously classified as held for sale no longer meets the criteria in ASC 360-10-45-9, the Company reclassifies the disposal group as held for use in accordance with ASC 360-10-35-44. Upon reclassification, the disposal group is measured at the lower of (i) its carrying amount before it was classified as held for sale, adjusted for depreciation or amortization that would have been recognized had it remained held for use, or (ii) its fair value at the date of the subsequent decision not to sell. Depreciation and amortization resume prospectively, and the asset group is evaluated for recoverability in accordance with ASC 360.
A disposal group that meets the criteria in ASC 205-20-45 for discontinued operations—specifically, if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results—is presented as discontinued operations. For such transactions, the operating results of the disposal group, including any gain or loss on sale, are presented as discontinued operations in the Consolidated Statements of Operations for all years presented.
During the third quarter of 2025, management committed to a plan to divest the Company’s Brands and Marketplace segments. The decision followed a strategic review process intended to refocus the Company on its core FinTech operations. As of September 30, 2025, the criteria for classification as held for sale under ASC 360-10 and discontinued operations under ASC 205-20-45 were met.
Subsequent to September 30, 2025, management reassessed its plan to sell the Marketplace segment based on market conditions and expected transaction economics. As of December 31, 2025, the Company determined that the Marketplace disposal group no longer met the criteria for classification as held for sale. Accordingly, the Marketplace assets were reclassified as held for use in accordance with ASC 360-10-35-44 and evaluated for recoverability. Based on this assessment, management concluded that the Marketplace capitalized software assets were not recoverable and recorded an impairment loss of the remaining carrying value of $3.6 million during the fourth quarter of 2025.
The exit of the Marketplace segment continues to represent a strategic shift with a major effect on the Company’s operations and financial results and is presented as discontinued operations.
Further, as of December 31, 2025, the Brands segment continues to meet the held-for-sale criteria under ASC 360-10 and the discontinued operations criteria under ASC 205-20-45. Accordingly, the assets and liabilities of the Brands segment are presented as held for sale in the Consolidated Balance Sheets, and the results of operations of the Brands segment are presented as discontinued operations in the Consolidated Statements of Operations. Refer to Note 4 — Discontinued Operations for additional financial information regarding these transactions.
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
Goodwill and Acquired Intangible Assets
On March 13, 2024, the Company entered into an Agreement and Plan of Merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., its wholly owned subsidiary (“Merger Sub”), Credova Holdings, Inc. (“Credova”), and Samuel L. Paul, as Seller Representative, pursuant to which Merger Sub merged with and into Credova (the “Credova Merger”). Goodwill in the Company’s consolidated financial statements resulted from the Credova Merger, while the acquired intangible assets recorded in the Company’s consolidated financial statements resulted from the Credova Merger.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination and is not amortized. Goodwill is tested for impairment at least annually as of October 1, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable, in accordance with ASC 350, Intangibles—Goodwill and Other.
The Company allocates goodwill to reporting units based on the expected benefit from the business combination. Reporting units are evaluated when changes in the Company’s operating structure occur, and if necessary, goodwill is reassigned using a relative fair value allocation approach.
The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, changes in the composition or carrying amount of net assets, and sustained decreases in share price. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed.
As of October 1, 2025, goodwill of $10.9 million was attributable entirely to the Company’s Financial Technology reporting unit (Credova). During the first half of 2025, the Company operated across three reportable segments; however, during 2025 the Company initiated a strategic shift to focus resources and capital on its Financial Technology platform and monetize or repurpose its non-FinTech operations. As a result, a portion of the negative operating cash flows of approximately $19.9 million for the year-to-date period related to segments that were subsequently classified as discontinued operations or were being wound down, rather than to the Financial Technology reporting unit to which goodwill is assigned.
In performing the qualitative assessment, management evaluated the performance and outlook of the Financial Technology reporting unit independently from discontinued or non-core activities. The reporting unit generated year-over-year revenue growth and continued expansion of its merchant and lending partner relationships. The Company also considered the Company’s FinTech product roadmap, merchant onboarding pipeline, and internally prepared revenue forecasts, which supported expected revenue growth and improving operating leverage within the reporting unit. No significant adverse changes occurred in the reporting unit’s customer base, regulatory environment, competitive position, or expected future cash flows.

The Company also considered the decline in its stock price during 2025. As of the October 1, 2025 testing date, the Company’s market capitalization exceeded its consolidated net book value, including goodwill, indicating that the implied fair value of equity provided meaningful excess over carrying value. The Company concluded that the stock price decline primarily reflected broader market conditions and investor sentiment rather than reporting-unit-specific deterioration in the Financial Technology business.
After considering the totality of qualitative factors, the Company concluded that it was not more likely than not that the fair value of the Financial Technology reporting unit was less than its carrying amount as of October 1, 2025. Accordingly, a quantitative goodwill impairment test was not performed.
The Company also evaluated events occurring subsequent to October 1, 2025 through the issuance date of the financial statements and performed a quantitative assessment which confirmed no impairment.
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
Capitalized Software
The Company capitalizes costs related to the development of its internal software and certain projects for internal use in accordance with ASC 350-40, Internal-Use Software ("ASC 350-40"). The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis. Amortization is computed on an individual product basis over the estimated economic life of the product using the straight-line method. Software development costs expensed and not capitalized, which are included in research and development expense in the accompanying Consolidated Statements of Operations, were approximately $1.7 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including definite-lived intangible assets, capitalized software, property and equipment, and right-of-use lease assets, for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped and evaluated at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
The Company’s impairment assessment is trigger-based. Indicators of impairment considered include, among other factors: significant adverse changes in the business climate, operating performance or projected cash flows; significant decreases in market demand for the Company’s products or services; a sustained decrease in the Company’s market capitalization relative to its net asset value; plans to dispose of or significantly change the use of an asset group; and other events that could indicate that the carrying amount of an asset group may not be recoverable.
If such indicators are present, recoverability is evaluated by comparing the carrying amount of the asset group to the undiscounted future net cash flows expected to be generated by the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying value exceeds fair value.

In performing its assessment, the Company considers both internal and external qualitative and quantitative factors. Although the Company has experienced operating losses and volatility in its stock price, the Company evaluates whether such factors are attributable to the performance of specific asset groups or reflect broader market conditions, capital market dynamics, or the Company’s stage of growth and strategic initiatives. Management concluded that, for asset groups classified as held and used, operating results and cash flow projections supported recoverability and did not indicate that the carrying amounts were not recoverable. Declines in the Company’s stock price were evaluated in the context of overall market conditions and did not, in isolation, represent a triggering event under ASC 360 for the Company’s long-lived asset groups.
During the fourth quarter of 2025, in connection with the Company’s strategic exit of the Marketplace segment, certain Marketplace capitalized software assets were evaluated for recoverability and determined to be not recoverable. As a result, the Company recorded an impairment loss of $3.6 million, representing the remaining carrying value of those assets. This impairment is presented within discontinued operations as the exit represents a strategic shift with a major effect on the Company’s operations and financial results.
In addition, the Company recognized an impairment loss of $0.5 million related to leased merchandise during the year ended December 31, 2025 which is included in general and administrative expenses in the Consolidated Statements of Operations, primarily as a result of writing off a related leas receivable as uncollectible and determining the Company was not able to recover the underlying leased asset.
There was no impairment of the Company’s long-lived assets classified as held and used for the year ended December 31, 2024.
Convertible Notes
The Company has issued convertible notes, which are convertible at the note holder's discretion, or, under certain circumstances, the Company’s discretion, into shares of Company Class A Common Stock. The Company records the convertible note liability at its fixed monetary amount by measuring and recording a premium, as applicable, on the convertible notes date with a charge to expense in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and records interest expense as incurred.
Warrant Liabilities
The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815-40, Derivatives and Hedging (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for the Public Warrants (as defined in Note 11) and the Private Placement Warrants (the "Private Warrants”) in accordance with the guidance contained in ASC 815-40 under which both the Public Warrants and Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies both the Public Warrants and Private Warrants as liabilities at their fair value and adjusts the Public Warrants and Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each reporting period until exercised, and any change in fair value is recognized in the Consolidated Statements of Operations. The Public Warrants and Private Warrants for periods where no observable traded price was available are valued using a Black-Scholes option pricing model. For the Public Warrants, quoted market price will be used as the fair value as of each relevant date.
The Company evaluated the Pre-Funded Warrants and common stock warrants (the "Common Warrants") under ASC 480 and ASC 815-40. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. The Company concluded that the Pre-Funded Warrants are indexed to the Company’s own common stock and meet the criteria for equity classification because (i) the Pre-Funded Warrants require physical settlement in shares of common stock, (ii) they do not embody an obligation to repurchase shares or settle in cash, and (iii) they do not contain provisions that would require liability classification. Accordingly, the Pre-Funded Warrants are classified within stockholders’ equity at their allocated fair value upon issuance and are not subsequently remeasured. Further, the Company concluded that the Common Warrants are indexed to the Company’s own stock and meet the conditions for equity classification. Accordingly, the Common Warrants are recorded within stockholders’ equity at their allocated fair value upon issuance and are not subsequently remeasured.

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
Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes.
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
The Company follows ASC Topic 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement, and classification in the financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the consolidated financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2025 and 2024.
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

Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset, or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•Level 1 — Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.
•Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.
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
The Company’s policy is to record transfers between levels, if any, as of the beginning of the fiscal year. For the years ended December 31, 2025 and 2024 no transfers between levels have been recognized.
Advertising
The Company expenses advertising costs as incurred. Advertising expenses were approximately $0.5 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively, which are included in sales and marketing expenses in the accompanying Consolidated Statements of Operations.
Segment Reporting
The Company follows the guidance of ASC 280, Segment Reporting (“ASC 280”), which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. Operating segments are defined under ASC 280 as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established qualitative criteria. As of December 31, 2025, the Company determined that the Company has one reportable segment, Financial Technology.
Concentration of Risks
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per insured bank, per ownership category. The Company’s cash balances may exceed these FDIC insured limits from time to time. As of December 31, 2025, the Company had approximately $12.7 million of cash and cash equivalents in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

For the year ended and as of December 31, 2025, two customers accounted for 35% of the Company’s revenue. For the year ended December 31, 2024, two customer accounted for 40% of the Company's revenue.
As of December 31, 2025, one customer and two payment processing partners (acting in an agent capacity with respect to certain payment transactions) accounted for 94% of the Company’s accounts receivable. No customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2024.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which intends to improve clarity and comparability without changing the existing guidance. ASU 2024-01 provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). Entities can apply the guidance either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2024-01 effective January 1, 2025, which did not have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"). Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 permits entities to use either 1) a prospective transition approach, 2) a modified transition approach, or 3) a retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and disclosures.
In November 2025, the FASB issued ASU No. 2025-08, Financial instruments – Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08"), which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under ASU 2025-08, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach). Purchased seasoned loans are defined as either: (1) non-purchased credit deteriorated ("PCD") loans that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. ASU 2025-08 also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance. ASU 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing the impact of ASU 2025-08 on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 adds clarification, corrects errors, or makes minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period and adoption can be applied on prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements and disclosures.
Note 4 — Discontinued Operations
As discussed in Note 1 — Organization and Business Operations, in August 2025, the Company announced its plan to monetize the Brands segment through the sale of EveryLife and its Marketplace segment through a sale or by strategically repurposing its intellectual property to enhance its Financial Technology offerings. During the third quarter of 2025, the Company evaluated each divestiture individually and determined each represented a strategic shift and met held-for-sale and discontinued operations accounting criteria. Accordingly, the Company began to separately reporting the results of these segments as discontinued operations in its Condensed Consolidated Statements of Operations and presented the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets.

Subsequent to September 30, 2025, the Company reassessed its plan to sell the Marketplace segment based on updated market conditions and expected transaction economics. As of December 31, 2025, the Company determined that the Marketplace disposal group no longer met the criteria for classification as held for sale. Accordingly, the Marketplace assets were reclassified as held for use in accordance with ASC 360-10 and evaluated for recoverability. As a result of this evaluation, the Company recorded an impairment loss of $3.6 million during the fourth quarter of 2025 to write off the remaining carrying value of the Marketplace capitalized software asset. The Marketplace assets are no longer presented as held for sale in the Consolidated Balance Sheets as of December 31, 2025. The exit of the Marketplace segment continues to be presented as discontinued operations, as it represents a strategic shift that has a major effect on the Company’s operations and financial results.
As of December 31, 2025, the Brands segment continues to meet the held-for-sale and discontinued operations accounting criteria. Management expects to enter into a definitive agreement during the first half of 2026 and continues to engage with interested parties. The assets and liabilities of the Brands segment continue to be presented as held for sale in the Consolidated Balance Sheets. The results of both the Marketplace and Brands segments are reported in the “Loss from discontinued operations, net of tax” line in the Consolidated Statements of Operations.
Financial Information of Discontinued Operations
The following table summarizes the key components of the operating results of the discontinued operations within the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024:

	For the year ended December 31, 2025		For the year ended December 31, 2024
	Marketplace	Brands	Marketplace	Brands
Revenues, net	$1,119,256	$14,215,357	$2,951,292	$10,187,097
Cost of revenues (exclusive of depreciation and amortization shown below)	351,037	527	1,711,333	6,243
Cost of goods sold (exclusive of depreciation and amortization shown below)	12,351	9,604,751	5,576	6,700,385
Operating costs	8,360,729	7,862,892	12,261,729	5,552,022
Depreciation and amortization	645,059	81,725	770,780	140,923
Operating loss	(8,249,920)	(3,334,538)	(11,798,126)	(2,212,476)
Other expense, net	(22,631)	(108,057)	(67,626)	(7,677)
Income tax expense	—	—	—	419
Loss from discontinued operations, net of tax	$(8,272,551)	$(3,442,595)	$(11,865,752)	$(2,219,734)

Assets and liabilities of segments classified as held for sale in the Consolidated Balance Sheets as of December 31, 2025 and 2024, consist of the following:

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$353,355	$596,660
Accounts receivable, net	72,372	185,735
Inventory	2,665,203	2,624,918
Prepaid expenses and other current assets	215,986	612,282
Intangible assets, net	1,072,762	—
Deposits	28,243	—
Total current assets held for sale	4,407,921	4,019,595
Intangible assets, net	—	1,154,487
Deposits	—	31,415
Total non-current assets held for sale	—	1,185,902
Total assets held for sale	$4,407,921	$5,205,497

Liabilities
Current liabilities:
Accounts payable	$854,889	$634,281
Accrued expenses	357,183	386,797
Deferred revenue	1,399,969	49,479
Total liabilities held for sale	$2,612,041	$1,070,557
The cash flows related to the discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table presents cash flow information for the discontinued segments.

	For the years ended December 31,
	2025	2024
Net cash used in operating activities	$(5,711,652)	$(15,287,304)
Net cash used in investing activities	$(356,678)	$(2,583,975)
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

The intellectual property, valued at $5.1 million, represents developed software which will enable the Company to expand the sectors it serves with its payment processing services. The consideration paid by the Company was 2,000,000 shares of the Company’s Class A Common Stock and potential earn-out payments of up to $1.3 million, valued at $0.6 million at acquisition date, reflecting an aggregate purchase price of $5.1 million.

Consideration:
Issuance of common stock		$4,500,000
Earn-out liability		550,000
Total consideration		$5,050,000

Assets acquired:	Useful Life:
Acquired capitalized software developments	3 years	$5,050,000
Credova
On March 13, 2024, the Company entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Credova Merger Sub”), Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement. Pursuant to the Credova Merger Agreement, on March 13, 2024, the transactions which are the subject of the Credova Merger Agreement were consummated (the “Credova Closing”) and Credova Merger Sub merged with and into Credova (the “Credova Merger”), with Credova surviving as a wholly-owned subsidiary of PSQ Holdings, Inc.
Pursuant to the Credova Merger Agreement, on March 13, 2024, Merger Sub merged with and into Credova. In connection with the Credova Merger, each share of Credova’s equity was converted into the right to receive newly-issued shares of the Company's Class A Common Stock, and was delivered to the Credova stockholders at the closing (“Credova Stockholders”).
Credova Merger Consideration
As consideration for the Credova Merger, Credova Stockholders received 2,920,993 newly-issued shares of Class A Common Stock (the “Consideration Shares”). A number of Consideration Shares equal to ten percent (10%) of the Consideration Shares (the “Escrow Shares”) was placed in an escrow account for indemnity claims made under the Credova Merger Agreement. The Escrow Shares remaining in escrow upon the 12-month anniversary of the closing were released and distributed pro rata to the former Credova Stockholders.
The acquisition of Credova was accounted for as a business combination using the acquisition method pursuant to ASC 805, Business Combinations. As the acquirer for accounting purposes, the Company estimated the purchase price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the purchase price over the fair value of net assets acquired recognized as goodwill.

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
Acquisition-related costs of zero and $2.3 million associated with the Credova Merger were included in general and administrative expenses in the Consolidated Statement of Operations for the years ended December 31, 2025 and 2024, respectively.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in years):

	Fair value	Estimated useful life
Trademarks and tradenames	$1,700,000	5
Internally developed software	3,600,000	3
Merchant relationships	5,900,000	5
State operating licenses	520,000	Indefinite
Total intangible assets	$11,720,000

The following unaudited supplemental pro forma combined financial information presents the Company’s combined results of operations for the year ended December 31, 2024 as if the Credova Merger had occurred on January 1, 2024. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have occurred had the Credova Merger been completed on January 1, 2024. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Credova.

For the year ended December 31, 2024
Revenue	$26,112,999
Net loss	$(56,296,035)
The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2024 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:
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
Note 6 — Goodwill and Intangible Assets, Net
Goodwill as of December 31, 2025 and 2024 was $10.9 million, which resulted from the Credova Merger and is included in the Financial Technology segment. See Note 5 — Acquisitions, for further information.
The following table summarizes the intangible assets, net as of December 31, 2025 and 2024:

	Estimated useful life	December 31,
		2025	2024
Capitalized software development costs	1-5 years	$8,702,390	$8,620,519
Trademark and tradenames	5 years	1,700,000	1,700,000
Internally developed software	3 years	3,600,000	3,600,000
Merchant relationships	5 years	5,900,000	5,900,000
State operating licenses	Indefinite	975,000	520,000
Purchased technology	1-15 years	212,177	212,177
Total intangible assets		21,089,567	20,552,696
Less: Accumulated amortization		(6,516,244)	(5,916,746)
Total intangible assets, net		$14,573,323	$14,635,950
Amortization expense was $4.2 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, estimated future amortization expense is expected as follows:

2026	$5,660,655
2027	4,581,898
2028	2,918,829
2029	329,234
2030	12,567
Thereafter	95,140
$13,598,323
Note 7 — Loans Held for Investment, Net

The amortized cost basis of the Company's loans held for investment by delinquency status as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Current	$8,173,364	$5,386,074
30-59 Days	56,831	83,105
60-89 days	24,233	41,861
> 90 days	12,882	27,120
Loans held for investment	8,267,310	5,538,160
Allowance for credit losses	(929,406)	(816,045)
Loans held for investment, net	$7,337,904	$4,722,115
These loans have a variety of lending terms and have original maturities ranging from six weeks to 36 months. Because the Company’s loan portfolio focuses on unsecured installment loans, the Company evaluates the portfolio as a single homogeneous loan portfolio and performs further analysis by product type as needed.
The Company closely monitors credit quality for its loans held for investment to manage and evaluate exposure to credit risk. Credit risk management begins with initial underwriting, where a consumer is assessed based on the Company’s underwriting and credit policy. This includes Know Your Customer identification, traditional credit scoring models, and various Fair Credit Reporting Act permissible consumer credit and risk data. Credit quality is monitored subsequent to underwriting based on performance metrics that include, but are not limited to, delinquency and default metrics.
The Company uses proprietary forecasting combining Austrian Business Cycle Theory with real-time data to help detect economic inflection points earlier than using past behavior alone. This forecasting approach helps mitigate issues commonly attributed to behavior-driven credit scores. The Company's forecasting directly shapes underwriting, lending and risk strategies, delivering resilient, future-ready financial tools to merchants and their customers.
The Company evaluates the credit risk of its portfolio by grouping it into four buckets that range from A to D, with receivables having an “A” rating representing the highest credit quality and lowest likelihood of loss. As part of the Company’s credit risk management activities, on an ongoing basis, the Company assesses overall credit quality by reviewing information related to the performance of a customer’s account with the Company, including delinquency information.

The following tables present an analysis of the credit quality of the amortized cost basis excluding accrued interest receivable, by calendar year of origination on loans held for investment for the December 31, 2025 and 2024:

	December 31, 2025
	Amortization Costs Basis by Calendar Year of Origination
	2025	2024	Prior	Total
A	$3,366,828	$104,402	$506	$3,471,736
B	2,639,049	118,046	7,976	2,765,071
C	1,384,930	153,755	34,452	1,573,137
D	445,093	5,102	7,171	457,366
Total amortized cost basis	$7,835,900	$381,305	$50,105	$8,267,310

	December 31, 2024
	Amortization Costs Basis by Calendar Year of Origination
	2024	2023	Prior	Total
A	$1,435,804	$20,208	$23,177	$1,479,189
B	1,455,063	99,787	43,053	1,597,903
C	1,471,577	334,434	109,422	1,915,433
D	331,563	18,158	26,307	376,028
Total amortized cost basis	4,694,007	472,587	201,959	5,368,553
Fair value step-up in loans held for investment	169,607	—	—	169,607
	$4,863,614	$472,587	$201,959	$5,538,160
The Company maintains an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in its loan portfolio. The allowance for credit losses reflects the Company's estimate of expected lifetime credit losses, which consider the remaining contractual term, historical credit losses, consumer payment trends, and future payment expectations as of each balance sheet date. Adjustments to the allowance for changes in the Company's estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented within the Company's Consolidated Statements of Operations. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.
The following tables summarize the balances of and changes in allowance for credit losses on loans held for investment as of December 31, 2025 and 2024:

Balance at January 1, 2025	$816,045
Charge-offs	(901,450)
Provision for credit losses	1,014,811
Balance at December 31, 2025	$929,406

Balance at January 1, 2024	$—
Balance acquired from Credova Merger	1,130,515
Charge-offs	(1,367,121)
Provision for credit losses	1,052,651
Balance at December 31, 2024	$816,045

Note 8 — Lease Merchandise, Net
The Company's lease merchandise, net of accumulated depreciation as of December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Lease merchandise	$2,300,781	$—
Less: Accumulated depreciation	(1,011,294)	—
Lease merchandise, net	$1,289,487	$—
Depreciation expense on lease merchandise for the years ended December 31, 2025 and 2024 was $1.6 million and zero, respectively.

The Company's merchandise on operating leases consisted mostly of sporting goods for the year ended December 31, 2025. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases. There were no merchandise leases as of December 31, 2024.
The Company recognized an impairment on leased merchandise of $0.5 million for the year ended December 31, 2025 and this impairment is included in general and administrative expenses in the Consolidated Statements of Operations. There was no impairment on leased merchandise for the year ended December 31, 2024.
Note 9 — Revolving Line of Credit
The Company assumed a $10.0 million revolving loan with a finance company through the Credova Merger (Note 5) which bears interest at a rate of 15.0% and requires minimum monthly interest payments. On January 6, 2026, the Company entered into Amendment No. 9 to the Amended and Restated Loan and Security Agreement, which extends the funding term through April 7, 2026. On March 12, 2026, the Company entered into the Second Amended and Restated Loan and Security Agreement, which extends the funding termination date through July 31, 2027. The line of credit will bear interest at an annual rate of 14.5% with a minimum interest requirement. The borrowing base is set at 89% of the unpaid principal balance of pledge receivables that are no more than 60 days past due. The amendment contains customary covenants, trigger events, representations and warranties. Certain assets at Credova are assigned as collateral.
The revolving line of credit maturity date is subsequent to the revolving period, which is the earlier of (i) nine months following the funding termination date of July 31, 2027; and (ii) the remittance date on which the aggregate outstanding advances are $1,000,000 or below.
Monthly remittance remains in effect with a borrowing base calculation. During the amortization period, the Company will repay the aggregate outstanding advances until such aggregate outstanding advances do not exceed the borrowing base, and then 100% of the remaining collections until the aggregate outstanding advances have been reduced to zero.
As of December 31, 2025 and 2024, the outstanding advances under this revolving loan totaled $6.2 million and $3.8 million, respectively.
Note 10 — Convertible Promissory Notes
Promissory Note Exchange
Prior to the execution of the Credova Merger Agreement, Credova, PSQ Holdings, Inc. and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the Credova Closing, the Participating Noteholders delivered their Subdebt Notes of Credova for cancellation, in exchange for newly-issued replacement notes issued by PSQ Holdings, Inc., convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes bear 9.75% simple interest per annum and have 10-year maturity dates.

Pursuant to the terms of the Replacement Notes, at any time after the Closing, Participating Noteholders may elect to convert their Replacement Notes into a number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 4.63641, subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus (i) between the first anniversary of the Credova Closing, which took place on March 13, 2024, and the second anniversary of the Credova Closing, 105% of the then outstanding principal amount and (ii) after the second anniversary of the Credova Closing, the then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A Common Stock if the daily volume-weighted average trading price of the Company Class A Common Stock exceeds 140% of the Conversion Price on each of at least 10 consecutive trading days during the 20-trading day period prior to notice of such required conversion. The Company determined the embedded derivatives did not require bifurcation.
Credova Subdebt Notes not exchanged for Replacement Notes at the Credova Closing were canceled following payment in full in cash.
As of December 31, 2025 and 2024, the convertible promissory notes payable was $8.4 million.
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
Note 11 — Warrant Liabilities
On July 19, 2023, the Company completed a business combination (the “Business Combination”) with Colombier Acquisition Corp. (“Colombier”), pursuant to a plan of reorganization, and Colombier subsequently changed its name to PSQ Holdings, Inc. As part of Colombier’s initial public offering (“IPO”), Colombier issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s Class A Common Stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, Colombier completed the private sale of Private Warrants where each Private Warrant allows the holder to purchase one share of the Company’s Class A Common Stock at $11.50 per share. At December 31, 2025 and 2024, there are 5,750,000 Public Warrants and 5,700,000 Private Warrants outstanding.
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

The Public Warrants and Private Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other income (expense) on the Consolidated Statements of Operations at each reporting period until they are exercised. As of December 31, 2025 and 2024, the Public Warrants and Private Warrants are presented within warrant liabilities on the Consolidated Balance Sheets.
Note 12 — Related Parties
In June 2023, the Company signed a consulting agreement with a Board member to provide advisory services to EveryLife. The agreement was subsequently amended and then mutually cancelled in November 2024. For the year ended December 31, 2025, the Company incurred no costs and made no payments. For the year ended December 31, 2024, the Company incurred and paid approximately $0.2 million.
In August 2023, the Company signed a strategic consulting agreement with a consulting company that is controlled by a former Board member. The consulting company was engaged by the Company to provide strategic advice and assistance in connection with capital markets strategy, acquisition strategy, investor relations strategy, and other strategic matters for a fixed fee of $80,000 per month plus expenses. The fixed fee was reduced to $60,000 per month plus expenses on January 1, 2024 and the agreement was terminated at the end of November 2024. For the year ended December 31, 2025, the Company incurred no costs and made no payments. For the year ended December 31, 2024, the Company incurred and paid $0.7 million and $0.4 million, respectively, relating to this agreement.
In December 2023, the Company signed another agreement with the same strategic consulting company that is controlled by a former Board member. The consulting company was engaged to provide merger and acquisition advice in connection with the Credova Merger. The term of the agreement was the earlier of twelve months or the consummation of the Credova Merger, which occurred on March 13, 2024. The fee for these services was $150,000 payable promptly at the closing of an acquisition and Class A Common Stock in the Company of 4% of the gross enterprise value or total consideration paid with respect to an acquisition. For the year ended December 31, 2025, the Company incurred no costs and made no payments. For the year ended December 31, 2024, the Company incurred and paid $0.2 million relating to this agreement.
In August 2024, the Company entered into a one-year strategic consulting agreement with an individual who was appointed to the PSQ Holdings, Inc. Board in December 2024. The individual was engaged by the Company to provide strategic advice and assistance with partnership development and marketing leadership for a fixed fee of $42,000 per month plus 100,000 RSUs which vested one year from the grant date. This strategic consulting agreement was extended beyond the initial one-year and is currently renewing month-to-month. For the year ended December 31, 2025, the Company incurred and paid $0.5 million and $0.4 million, respectively. For the year ended December 31, 2024, the Company incurred and paid $0.2 million and $0.2 million, respectively.
See Note 10 — Convertible Promissory Notes – Convertible Promissory Notes – Related Party for discussion of the Company's other Related Party arrangements.
Note 13 — Share-Based Compensation
On July 25, 2023, the Board of the Company approved the PSQ Holdings, Inc. 2023 Stock Incentive Plan as well as the 2023 Employee Stock Purchase Plan (the "ESPP"), whereby it may grant to certain employees, consultants and advisors an award, such as (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock and (d) RSUs, of the Company.
2023 Stock Incentive Plan
Awards may be made under the Plan for up to such number of shares of Class A Common Stock as is equal to the sum of:
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

2023 Employee Stock Purchase plan
The purpose of this plan is to provide eligible employees opportunities to purchase shares of the Company’s Class A Common Stock. For this purpose, the Board approved 600,000 shares of Class A Common Stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the least of (i) 425,000 shares of Class A Common Stock, (ii) 5% of the outstanding shares of all classes of Company Common Stock, $0.0001 par value per share, on such date and (iii) a number of shares of Class A Common Stock determined by the Board. On January 2, 2025, the Company issued 3,995 shares of its of Class A Common Stock pursuant to scheduled purchases under the ESPP. As of December 31, 2025, 596,005 shares of Class A Common Stock remained available for future grants under the 2023 ESPP.
Restricted Stock Units
During the years ended December 31, 2025 and 2024, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and members of the Board. Each RSU entitles the recipient to one share of the Company's Class A Common Stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.
Share-based compensation expense for RSUs is recorded ratably over their vesting period.
A summary of the activity with respect to, and status of, RSUs during the years ended December 31, 2025 and 2024 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2024	1,655,542	$9.61
Granted	3,944,057	$4.83
Forfeited	(557,975)	$7.53
Vested	(2,512,989)	$6.60
Unvested as of December 31, 2024	2,528,635	$6.16
Granted	3,631,591	$2.92
Forfeited	(890,135)	$8.25
Vested	(2,328,691)	$3.83
Unvested as of December 31, 2025	2,941,400	$3.45
Vested and unsettled as of December 31, 2025	1,667	$6.22
As of December 31, 2025 and 2024 there were 3,272,726 and 3,386,082 RSUs authorized but not issued, respectively.
During the years ended December 31, 2025 and 2024, the Company recorded share-based compensation expense related to RSUs of $7.1 million and $17.1 million, respectively. As of December 31, 2025 and 2024, unrecognized compensation cost related to RSUs was approximately $7.0 million and $15.4 million, respectively. Unvested outstanding RSUs as of December 31, 2025 and 2024 had a weighted average remaining vesting period of 1.42 years and 1.66 years, respectively.

Share based compensation relating to earn-out
Certain executive officers, employees and service providers of PSQ Holdings, Inc. will be entitled to receive up to 3,000,000 shares of Class A Common Stock (the “Earn-out Shares”) in the event certain trading price-based metrics are satisfied during the five-year period commencing on the date of the Closing and ending on the fifth anniversary thereof (the “Earn-out Period”), or, if earlier, upon the occurrence of a change of control transaction (as defined in the Merger Agreement) during the Earn-out Period with an implied per share price that exceeds the relevant trading price-based metrics. Specifically, Earn-out Shares will be earned if one or more of the three triggering events described below occurs:
•in the event that, and upon the date during the Earn-out Period on which, the volume-weighted average trading price of Class A Common Stock quoted on the NYSE (or such other exchange on which the shares of Class A Common Stock are then listed) for any 20 trading days within any 30 consecutive trading day period (the “Earn-out Trading Price”) is greater than or equal to $12.50, the Participating Equity Holders will be entitled to receive an aggregate of 1,000,000 Earn-out Shares;
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
In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award. The fair value of the Earn-out Shares was estimated using a Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Class A Common Stock and current interest rates. Below are the key assumptions used in valuing the Earn-out Shares:

As of July 19, 2023
PSQH Stock Price	$9.08
Volatility	40.0%
Risk free rate of return	4.6%
Expected term (in years)	4.8 years
During each of the years ended December 31, 2025 and 2024, the Company recorded share-based compensation expense related to the Earn-out Shares of $3.7 million and $3.7 million, respectively. As of December 31, 2025 and 2024, unrecognized compensation cost related to the Earn-out Shares was approximately $8.6 million and $12.2 million, respectively.
During the years ended December 31, 2025 and 2024, the Company recorded the following share-based compensation expense, related to RSUs, Earn-out Shares, and the Credova Merger:

	For the year ended December 31,
	2025	2024
Cost of sales	$118,369	$172,310
General and administrative	6,914,343	11,250,957
Sales and marketing	2,100,325	6,620,093
Research and development	1,641,420	1,792,384
Transaction costs incurred in connection with Credova Merger	—	887,409
Total share-based compensation expense	$10,774,457	$20,723,153

Stock Award Modification
In June 2025, in connection with the significant change in operating role of the Company’s former Chief Financial Officer, the Company modified his unvested RSUs, allowing all unvested RSUs to continue to vest in accordance with their original terms. No other changes were made to the award. The Company determined that the change in operating role was considered a significant reduction and accounted for the change as a Type III accounting modification (improbable-to-probable) under ASC 718. Accordingly, the Company reversed all share-based compensation expense previously recorded on the awards that are not expected to vest under the original terms. The Company reversed $2.3 million in share-based compensation expense for the year ended December 31, 2025 included in general and administrative expenses in the Consolidated Statements of Operations. Total share-based compensation expense of $1.5 million, equal to the modification date fair value, will be recognized prospectively over the remaining requisite service period, beginning on the modification date.
Note 14 — Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of $0.0001 par value preferred stock. At December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
Class A Common Stock
The Company is authorized to issue 500,000,000 shares of $0.0001 par value Class A Common Stock. As of December 31, 2025 and 2024, the Company had 46,492,639 and 39,575,499 shares of Class A Common Stock issued, and outstanding, respectively.
Each share of Class A Common Stock has one vote and has similar rights and obligations.
Class C Common Stock
The Company is authorized to issue 40,000,000 shares of $0.0001 par value Class C Common Stock. As of December 31, 2025 and 2024, the Company had 3,213,678 shares of Class C common stock issued, and outstanding.
Each share of the Company’s Class C Common Stock entitles its holder, initially the former CEO, to a number of votes per share (rounded up to the nearest whole number) equal to (a) the aggregate number of outstanding shares of Class A Common Stock entitled to vote on the applicable matter as of the applicable record date plus 100, divided by (b) the aggregate number of outstanding shares of Class C Common Stock. On February 27, 2026, all shares of Class C common stock converted into shares of Class A Common Stock. Refer to Note 19 — Subsequent Events for further details.
At-The-Market Offering
On May 23, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) and TCBI Securities, Inc., doing business as Texas Capital Securities (“TCS”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A Common Stock, having an aggregate offering price of up to $50.0 million. For the year ended December 31, 2025, the Company issued an aggregate of 815,971 shares of Class A Common Stock pursuant to the Sales Agreement at a weighted average purchase price of $1.53 resulting in aggregate gross proceeds of approximately $1.2 million, reduced by $43,000 in issuance costs, resulting in net proceeds to the Company of approximately $1.2 million. In connection with the Sales Agreement, the Company incurred total stock issuance costs of $0.4 million. These issuance costs were recorded as deferred stock issuance costs and included in the “Prepaid expenses and other current assets” line item of the Company’s accompanying Consolidated Balance Sheets as of December 31, 2025. Such deferred stock issuance costs will be recognized as a direct reduction of additional paid-in capital in proportion to securities sold under the Sales Agreement. During the year ended December 31, 2025, the Company recognized approximately $9,000, as a direct reduction of additional paid-in capital relating to securities sold under the Sales Agreement. As of December 31, 2025, $48.8 million is available pursuant to the Sales Agreement.

Direct Offering of Common Stock
On December 18, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an existing fundamental institutional investor (the “Purchaser”) relating to the registered direct offering and sale of an aggregate of 1,800,000 shares (the “Shares”) of the Company’s Class A Common Stock, Pre-Funded Warrants to purchase 5,018,184 shares of Class A Common Stock, and accompanying Common Warrants to purchase an aggregate of 8,522,730 shares of Class A Common Stock at a combined offering price of $1.10 per share, provided, that the combined purchase price per Pre-Funded Warrant and accompanying Common Warrant is identical to the purchase price per Share and accompanying Common Warrant, less the Pre-Funded Warrant exercise price of $0.0001 per share. The Common Warrants have an exercise price of $1.18 per share, will be exercisable six months following issuance and have a term of five and a half years from the initial exercise date. The gross proceeds and issuance costs to the Company from the Offering were approximately $7.5 million and $0.8 million, respectively, resulting in net proceeds to the Company of approximately $6.7 million. Outstanding Pre-Funded Warrants and Common Warrants totaled 5,018,184 and 8,522,730, respectively, as of December 31, 2025. No Pre-Funded Warrants and Common Warrants were outstanding as of December 31, 2024.
Note 15 — Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$3,168,199	$—	$—	$3,168,199

Liabilities
Warrant liabilities – Public Warrants	$546,250	$—	$—	$546,250
Warrant liabilities – Private Warrants (1)	—	—	684,000	684,000
Earnout liabilities (2)	—	—	540,000	540,000
Total liabilities	$546,250	$—	$1,224,000	$1,770,250

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$22,602,438	$—	$—	$22,602,438

Liabilities
Warrant liabilities – Public Warrants	$4,600,000	$—	$—	$4,600,000
Warrant liabilities – Private Warrants (1)	—	—	5,586,000	5,586,000
Earnout liabilities (2)	—	—	620,000	620,000
Total liabilities	$4,600,000	$—	$6,206,000	$10,806,000
(1)Private Warrants were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Class A Common Stock and current interest rates.
(2)The fair value of the earn-out liabilities was estimated using the Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Class A Common Stock and current interest rates.

The following tables summarize the balances of and changes in Level 3 Private Warrants and earn-out liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	Private Placement Warrants	Earn-out Liabilities
Balance at January 1, 2024	$5,415,000	$660,000
Change in fair value during the period	171,000	(40,000)
Balance at December 31, 2024	5,586,000	620,000
Increase related to asset acquisition	—	550,000
Change in fair value during the period	(4,902,000)	(630,000)
Balance at December 31, 2025	$684,000	$540,000
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
As of December 31, 2025, the Company’s operates under one reportable segment: Financial Technology. The Financial Technology reportable segment is comprised of the following three operating segments:
•Credova Holdings, Inc., which generates revenue primarily through five activities: sale of loan and lease contracts, interest earned on loans, rent payments on leased merchandise, and direct revenues from both retailer discounts and origination fees paid by third-parties earned in connection with providing financing on consumer goods.
•PSQPayments LLC (“PSQ Payments”), is a wholly owned subsidiary of PSQ Holdings, Inc. which generates revenue via its merchant servicer platform to provide its customers with a payments stack to efficiently manage their payment processes. The merchant servicer platform combines the payment processing and gateway into a single, integrated service encompassing all debit and credit card processing and ACH in and out payment processing.
•PSQ Impact LLC ("PSQ Impact"), is a wholly owned subsidiary of PSQ Holdings, Inc. which generates revenue via its fundraising platform to provide political campaigns and nonprofits with access to a secure payment and reporting platform.
The CODM measures and evaluates the Company’s performance based on segment gross revenue, segment non-GAAP gross profit and segment non-GAAP operating loss.
Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.

The following tables set forth the Company’s revenues, net, segment non-GAAP gross profits and segment non-GAAP operating loss and operating loss for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
Revenues, net:
Financial Technology
Direct revenue	$2,305,247	$3,269,740
Interest income on loans	2,556,857	2,569,061
Loan and lease contracts sold, net	4,483,499	4,002,463
Lease merchandise revenue	3,296,775	—
Payment processing revenues (1)	5,577,091	219,781
Total revenues, net	$18,219,469	$10,061,045
(1)Includes both PSQ Payments and PSQ Impact revenues.

	For the years ended December 31,
	2025	2024
Revenues, net	$18,219,469	$10,061,045
Cost of revenues attributable to segments(1)	(5,602,641)	(438,144)
Segment non-GAAP Gross Profit	12,616,828	9,622,901
Operating expenses attributable to segments	(21,748,422)	(10,738,319)
Segment non-GAAP operating loss	(9,131,594)	(1,115,418)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments	(6,166,822)	(16,106,785)
Transaction costs incurred in connection with acquisitions	—	(2,295,502)
Share-based compensation expense(1)	(10,774,457)	(19,835,744)
Depreciation and amortization	(5,887,897)	(2,347,107)
Operating loss	(31,960,770)	(41,700,556)
Other income, net	7,064,248	(1,899,647)
Loss before income taxes	$(24,896,522)	$(43,600,203)
(1)$0.1 million categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the Consolidated Statements of Operations has been included in the "Share-based compensation expense" line item.
No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.
Note 17 — Commitments and Contingencies
Other Legal Matters
In August 2025, the Company received notification from the Consumer Financial Protection Bureau that it had formally closed the investigation into Credova.
From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2025 and 2024, except as described in the preceding paragraph, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.

Note 18 — Income Taxes
The Company had zero current and deferred income tax expenses for the years ended December 31, 2025 and 2024. The following represents the components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024:

	December 31,
	2025	2024
Deferred tax assets:
Sec. 174 Cost – Domestic and Foreign	$1,374,000	$2,187,000
Net operating loss – Federal and State	23,516,000	15,878,000
Loan lease loss reserve	214,000	195,000
Share-based compensation	5,616,000	4,483,000
Depreciation and amortization	1,897,000	660,000
Capitalized acquisition cost	62,000	132,000
Other	707,000	206,000
Total deferred tax asset	33,386,000	23,741,000

Deferred tax liabilities:
Identifiable Intangibles from Credova Acquisition	(1,700,000)	(2,434,000)
Operating lease right-of-use assets	(152,000)	(66,000)
Unrealized gain/loss	—	(26,000)
Total deferred tax liabilities	(1,852,000)	(2,526,000)
Net deferred tax assets before valuation allowance	31,534,000	21,215,000
Less: valuation allowance	(31,534,000)	(21,215,000)
Net deferred tax asset	$—	$—
As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $108.5 million and $70.0 million, respectively, which may be available to reduce future taxable income, and may be carried forward indefinitely. At December 31, 2025 and 2024, the Company had approximately $41.4 million and $37.0 million of combined state NOLs respectively, some of which expire between 2032 and 2044 and others of which can be carried forward indefinitely. Section 382 of the Internal Revenue Code (“Section 382”), imposes limitations on a corporation’s ability to utilize its NOLs, if it experiences an “ownership change.” The Company has completed a Section 382 study through September 30, 2025. The Company has determined that an ownership change did occur on February 23, 2023. The annual limitation is such that it does not result in the expiration of NOLs before utilization. In addition, the Company had Federal research and development tax credit carryforwards of $0.3 million available to reduce future tax liabilities. These unused research tax credit will expire between 2044 and 2045.
In accordance with FASB ASC Topic 740, Accounting for Income Taxes, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards. The Company has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $31.5 million and $21.2 million has been established at December 31, 2025 and 2024, respectively. The valuation allowance increased by $10.3 million during the year ended December 31, 2025.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements are as follows:

	For the years ended December 31,
	2025		2024
U.S. federal statutory income tax rate	$(7,679,040)	21.0%	$(12,114,330)	21.0%
State income taxes, net of federal income tax benefit	509,694	(1.4%)	(1,315,995)	2.3%
Nontaxable or nondeductible items:
Change in fair value of warrant liabilities and earn-out liabilities	(2,013,008)	5.5%	(3,360)	0.0%
Change in valuation allowance	10,320,241	(28.2)%	12,147,000	(21.1)%
Other adjustments	(1,137,887)	3.1%	1,285,085	(2.2)%
	$—	0.0%	$(1,600)	0.0%
The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2025 and 2024.
The Company is subject to U.S. federal income tax and state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for the tax years of 2021-2023; currently, no federal or state income tax returns are under examination by the respective taxing authorities.
The Company paid California minimum taxes of zero and $1,181 for the years ended December 31, 2025 and 2024, respectively.
Note 19 — Subsequent Events
The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the consolidated balance sheet date through the date the consolidated financial statements were issued.
On January 7, 2026, the Company announced updates to its Board and executive leadership structure intended to delineate board oversight, enhance operational focus, and position the Company for its next phase of growth as a scaled public FinTech platform. The leadership updates include:
•Michael Seifert stepped down as Chairman of the Board.
•Dusty Wunderlich was named Chairman of the Board and has stepped down as Chief Strategy Officer of the Company. The Company concluded that this change constituted a Type III accounting modification (improbable-to-probable) under ASC 718 due to the reduction in operational responsibilities associated with the new role.
•Blake Masters was appointed Lead Independent Board Director and will provide independent oversight and serve as liaison between the Board and management.
•Michael Perkins was appointed Chief Operating Officer.
•Mike Hebert stepped down as Chief Operating Officer and was named Senior Vice President of People to oversee the organizational development, talent and culture of the Company. The Company concluded that this change constituted a Type III accounting modification (improbable-to-probable) under ASC 718 due to the reduction in operational responsibilities associated with the new role.
On January 27, 2026, Michael Seifert stepped down as Chief Executive Officer and resigned from the Company's Board of Directors. Dusty Wunderlich was appointed as Chief Executive Officer.

As part of Mr. Seifert's separation from the Company, Mr. Seifert forfeited 1,000,000 shares of Class C common stock. As of February 27, 2026, all of Mr. Seifert's Class C common stock converted on a one-for-one basis into shares of Class A common stock. As a result, Mr. Seifert no longer possesses a majority of the voting power of the Company's common stock and the Company is no longer a "controlled company" under NYSE rules. The Company is now required to comply with certain NYSE rules that govern corporate governance standards from which we were previously exempt, subject to certain phase-in periods. These include the requirement to have (i) a majority of independent directors, (ii) a nominating/corporate governance committee composed entirely of independent directors, and (iii) a compensation committee composed entirely of independent directors. NYSE rules mandate that the Company must satisfy the majority independent board requirement within one year of the date its status changed and have at least one independent member on its nominating committee and at least one independent member on its compensation committee by the date its status changes, at least a majority of independent members on each committee within 90 days of the date its status changes and fully independent committees within one year of the date its status changes. There can be no assurance that the Company will be able to satisfy such requirements. Failure to meet such requirements could subject the Company to delisting from the NYSE.
On February 10, 2026, the Company received written notice from the NYSE that the Company is not in compliance with the NYSE Listed Company Manual (i) Rule 802.01B, relating to the Company's required minimum total market capitalization over a consecutive 30 trading-day period and minimum stockholders equity, and (ii) Rule 802.01C, relating to the minimum average closing price of the Company's Class A Common Stock, required over a consecutive 30 trading-day period. This notice does not result in the immediate delisting of the Company's Class A Common Stock. The Company responded to the NYSE within 10 business days of its intent to submit a business plan to regain compliance with Rule 802.01B and to cure its non-compliance with Rule 802.01C, and intends to submit a business plan to the NYSE within 45 days demonstrating compliance with Rule 802.01B within 18 months of receipt of the notice. If the NYSE accepts the business plan, the Company will be subject to quarterly monitoring; if the NYSE does not accept the plan or the Company fails to comply with the plan, the NYSE may commence suspension and delisting procedures. The Company can gain compliance with Rule 802.01C at any time within the six-month cure period if, on the last trading day of any calendar month during the cure period, the Class A Common Stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on that date. On February 17, 2026, the Company issued a press release regarding the NYSE notice.

On March 12, 2026, the Company entered into the Second Amended and Restated Loan and Security Agreement which extends the funding termination date through July 31, 2027. No other material changes were made to the terms of the Company's Amended and Restated Loan and Security Agreement as a result of this agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ Holdings, Inc.

Date: March 17, 2026		/s/ James Rinn
	Name:	James Rinn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dusty Wunderlich	Chief Executive Officer and Chairman of the Board	March 17, 2026
Dusty Wunderlich	(Principal Executive Officer)

/s/ James Rinn	Chief Financial Officer and Treasurer	March 17, 2026
James Rinn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Blake Masters	Lead Independent Director	March 17, 2026
Blake Masters

/s/ Donald J. Trump, Jr.	Director	March 17, 2026
Donald J. Trump, Jr.

/s/ Nick Ayers	Director	March 17, 2026
Nick Ayers

/s/ Davis Pilot III	Director	March 17, 2026
Davis Pilot III

/s/ Caitlin Long	Director	March 17, 2026
Caitlin Long

/s/ Willie Langston	Director	March 17, 2026
Willie Langston