Form 10-K/A
period 2025-12-31
PSQ Holdings, Inc.
filed 2026-04-30
CIK 1847064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40457

PSQ Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2062844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

515 W Aspen Street Suite 200C Bozeman, Montana 59715	33401
(Address of principal executive offices)	(Zip Code)

(754) 264-8701

(Registrant’s telephone number, including area code)

313 Datura Street, Suite 200

West Palm Beach, Florida

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

As of April 10, 2026, there were 48,726,402 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated By Reference: None.

Auditor Name	Auditor Location	Audit Firm ID
UHY LLP	Melville, New York	1195

EXPLANATORY NOTE

PSQ Holdings, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2026 (the “Original 10-K”). This Amendment is being filed for the sole purpose of including the information required by Part III of Form 10-K. The information required by Part III was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Annual Report on Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in the Original 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original 10-K. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

This Amendment does not reflect events occurring after the filing of the Original 10-K (i.e., those events occurring after March 17, 2026) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC.

PART III - OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Board is currently composed of eight directors divided into three classes with staggered three-year terms as shown below.

Director Class	Directors in the Class	Annual Meeting at which Term of Office Expires
Class I	James Rinn; Willie Langston, Caitlin Long	2027
Class II	Blake Masters; Dusty Wunderlich	2028
Class III	Nick Ayers; Davis Pilot III; Donald J. Trump, Jr.	2026

There are no family relationships among any of our directors or executive officers.

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The following table provides the current membership of the committees of the Board.

Committee	Chair	Other Members
Audit Committee	Willie Langston	Davis Pilot III; Blake Masters
Compensation Committee	Blake Masters	Nick Ayers, Willie Langston
Nominating and Corporate Governance Committee	Nick Ayers	Davis Pilot III; Blake Masters

Below is additional information about the directors as of the date of this Amendment, including business experience, public company director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused our nominating and corporate governance committee and our Board to determine that he or she should continue to serve as one of our directors.

Class III Directors (Terms Expire in 2026)

Nick Ayers, 43, has been a member of our Board since July 2023. Mr. Ayers served in the White House as Assistant to President Donald Trump and Chief of Staff to Vice President Michael Pence from 2017 to 2019. Currently, Mr. Ayers is the managing director at C6 Creative Consulting, Inc., a strategic business consulting firm, which he founded in 2019. Since 2020, Mr. Ayers has served as a member of the board of directors for Veeam Software Group GmbH, a software company that provides data protection and backup services. Since December 2024, Mr. Ayers also has served as a director of Jackson Acquisition Company II. (NYSE: JACS), a blank check exempted company. Since 2025, Mr. Ayers has served as Vice Chairman for America First Refining, a large-scale U.S. energy infrastructure project. Previously, Mr. Ayers served on the vestry at the Church of the Apostles in Atlanta, Georgia from 2019 to 2023. Mr. Ayers received a Bachelor’s Degree in Political Science from Kennesaw State University. Mr. Ayers was selected to serve on our Board due to his experience as an entrepreneur and in government.

Davis Pilot III, 39, has been a member of our Board since July 2023. Mr. Pilot is a finance and operations leader with deep technical and entrepreneurial experience. Since October 2023, he has been involved in managing financial operations and investment strategy at his family office, directing capital allocation and business development with a focus on entrepreneurship and growth-stage opportunities. From 2017 to October 2023, Mr. Pilot served as the Director of Critical Facilities at Uniti Fiber, a provider of telecom infrastructure solutions, where he led strategy, operations, and capital projects for mission critical data centers and network facilities, focusing on reliability, scalability, and cost optimization. Mr. Pilot started at Uniti Fiber in 2013 as an Operations Strategic Analyst and transitioned to the roles of Critical Facilities Manager in 2015 and Critical Facilities Director in 2017. Mr. Pilot received a B.S. in Business Administration and Entrepreneurship and a Master of Business Administration from the University of Mobile. An active civic volunteer, he serves on several non-profit and community boards in his hometown of Mobile, Alabama. Mr. Pilot was selected to serve on our Board due to his experience growing businesses.

Donald J. Trump, Jr., 48, has served as a member of our Board since December 2024. Mr. Trump serves as an Executive Vice President of Development & Acquisitions at The Trump Organization, Inc. Mr. Trump has served as a director of Trump Media & Technology Group Corp. (Nasdaq: DJT), a media and technology company, since March 2024, and as a director of GrabAGun Digital Holdings Inc. (NYSE: PEW), an online retailer of firearms, ammunition and related accessories, since July 2025. Mr. Trump directs new project acquisition and development for The Trump Organization worldwide. Mr. Trump actively oversees The Trump Organization’s current and new property portfolio, which contains over 70 projects. Mr. Trump is involved in all aspects of real estate development, from deal evaluation, analysis and pre-development planning to construction, branding, marketing, operations, sales and leasing. Since November 2024, Mr. Trump has been a Partner at 1789 Capital, an investment firm that focuses on companies aligned with pro-American themes. Mr. Trump is an accomplished and sought-after speaker and has spoken extensively throughout the United States and has given keynote speeches internationally, notably in Dubai and India. Mr. Trump received his Bachelor’s Degree in Finance and Real Estate from the Wharton School of Finance at the University of Pennsylvania. Mr. Trump was selected to serve on our Board due to his passion for creating a “cancel-proof” economy, his years of strategic business experience, and his leadership within the shooting sports industry.

Class I Directors (Terms Expire in 2027)

James Rinn, 57, has served as Chief Financial Officer and Treasurer of the Company since June 2025 and has been a member of the Company’s Board of Directors since its IPO in July 2023. On April 1, 2026, Mr. Rinn notified the Company of his resignation as Chief Financial Officer and Treasurer, effective April 30, 2026. Previously, Mr. Rinn also served as Chief Financial Officer and Chief Operating Officer of Stallion Capital, a private credit fund, from September 2023 to May 2025, and as President of Highland Lakes Property Tax, a property tax protest firm, from January 2025 to December 2025. Prior to joining the Company in an executive capacity, Mr. Rinn served as Chief Financial Officer and consultant to Sedera, Inc./HealthAdmins, a medical healthshare administrator, beginning in February 2023 and ending in June 2025. Mr. Rinn is also the founder of Rinn Consulting, where he provided executive coaching and provided fractional CFO/COO services from January 2025 to May 2025. From 2015 to 2023, he served as Chief Financial Officer and Chief Operating Officer of Maxwell Locke & Ritter LLP, an accounting and wealth management firm. He previously held CFO and COO roles at Five Stone Tax Advisers LLC and SmithCo Investments (Family Office) / E3 Foundation, a private Christian foundation. Earlier in his career, Mr. Rinn served as Vice President of Finance at First American Flood Data Services, Inc., and as Internal Audit Director at National Instruments Corporation. Mr. Rinn began his career at PricewaterhouseCoopers LLP, where he spent six years as a financial auditor and consultant. Mr. Rinn holds a Bachelor of Business Administration from The University of Texas at Austin. Mr. Rinn was selected to serve as a member of our Board due his extensive experience in finance and accounting roles.

Willie Langston, 67, has been a member of our Board since December 2024 and has been our Audit Committee Chair since June 2025. Mr. Langston retired as a Partner with Corient, an asset management and advisory firm in Houston, TX, on December 31, 2024, a role he has held since May 2023. He was a Co-Founder and Executive Committee member of Corient’s legacy firm, Avalon Advisors, which he formed in April 2001, until its acquisition by Corient in May 2023. During Avalon’s 22 years of operation, he held various roles including Chief Executive Officer, Chairman, and ultimately Executive Vice Chairman. From 1996 to 2001, Mr. Langston helped to form and held various positions at Morgan Stanley’s Private Wealth Management Division in Texas. From 1985 to 1996, Mr. Langston held multiple roles with Goldman Sachs’ Private Wealth Management. Mr. Langston began his career at Coopers & Lybrand. Mr. Langston was the national finance chair for Ted Cruz’s presidential campaign and currently serves on the advisory board of TAMU Mays College of Business. He is the past Chairman of the Board of Glorieta Camps, Houston Christian High School, as well as the former Board Chair of the Second Baptist Church Deacon body. He has also served on several other notable foundation boards in the Texas area. Additionally, he is a 2020 Distinguished Alumnus of both Texas A&M University and his hometown high school in Palestine, TX. Mr. Langston holds an MBA from Stanford University and graduated summa cum laude with a BBA from Texas A&M University. Mr. Langston was selected to serve as a member of our Board due to his financial acumen and capital markets expertise.

Caitlin Long, 56, has been a member of our Board since July 2025 and has extensive experience in both traditional financial services and cryptocurrencies. She is the Chairman and Chief Executive Officer of Custodia Bank, Inc., a chartered bank that she founded in 2020. Custodia Bank aims to serve as a compliant bridge between the U.S. dollar and cryptocurrency financial systems. In 2018, she was appointed by two Wyoming governors to serve on cryptocurrency-related legislative committees. Beginning in 2017, she played a leading role in her native State of Wyoming to enact more than 20 blockchain-enabling laws during consecutive legislative sessions. Ms. Long has been active in Bitcoin since 2012. Since October 2021, Ms. Long also has served as a director of Cipher Digital Inc. (Nasdaq: CIFR), a developer and operator of industrial-scale data centers engineered for next-generation computing. Prior to her work in the cryptocurrency space, Ms. Long worked at investment banks in New York and Zurich from 1994 to 2016. During this time, she held senior roles, including as a Managing Director at Morgan Stanley and Credit Suisse. Ms. Long holds a B.A. from the University of Wyoming and a joint J.D./M.P.P. degree from Harvard Law School and Harvard Kennedy School of Government. She is also a member of the board of directors of Cipher Mining Inc. Ms. Long was selected to serve as a member of our Board due to her strong financial services and cryptocurrency background.

Class II Directors (Terms Expire in 2028)

Blake Masters, 39, has been a member of our Board since July 2023. Mr. Masters is a successful entrepreneur and venture capital investor. Mr. Masters co-founded Judicata, Inc., a legal intelligence software company, in 2012 and served as co-founder until 2014. From 2018 to 2022, Mr. Masters was the Chief Operating Officer of Thiel Capital, an investment firm that specializes in the technology sector. From 2018 to 2022, Mr. Masters was the President of the Thiel Foundation, a nonprofit that promotes science and innovation, and currently serves on the foundation’s board of directors. Mr. Masters was Arizona’s GOP nominee for U.S. Senate. In 2014, Mr. Masters co-authored with Peter Thiel the book “Zero to One: Notes on Startups, or How to Create the Future,” which quickly became a #1 New York Times bestseller in the U.S., selling more than 1.75 million copies globally. Since July 2025, Mr. Masters also has served as a director of GrabAGun Digital Holdings Inc. (NYSE: PEW), an online retailer of firearms, ammunition and related accessories. Mr. Masters received his J.D. from Stanford Law School and a B.S. in Political Science from Stanford University. Mr. Masters was selected to serve on our Board due to his experience as an entrepreneur in the technology sector.

Dusty Wunderlich, 45, joined the Board upon the Company’s acquisition of Credova in March 2024 and became its Chairman and Chief Executive Officer in January 2026. He brings extensive financial, strategic, capital markets, and other operational expertise to guide the Company. Previously, he served as Chief Strategy Officer for the Company and, earlier, as President of Credova, which was acquired by the Company in 2024. Since July 2025, Mr. Wunderlich also has served as a director of GrabAGun Digital Holdings Inc. (NYSE: PEW), an online retailer of firearms, ammunition and related accessories. Mr. Wunderlich has more than a decade of experience working with fintech companies in all stages of growth and execution. Grounded in economic principles emphasizing property rights and free markets, Mr. Wunderlich brings a research-driven approach to financial innovation, with work spanning economic theory, monetary policy, and market-based financial systems that informs both published analysis and corporate strategy. Mr. Wunderlich was managing member of Red Rock Armory, LLC from January 2021 until March 2024, and was managing member of ALMC, LLC, a consulting firm, from May 2017 to August 2020.

Executive Officers

The following table provides the name, age and position of each of our executive officers as of the date of this Amendment. Certain biographical information for each executive officer follows the table.

Name	Age	Position
Dusty Wunderlich	45	Chief Executive Officer, and Chairman of the Board
James Rinn(1)	57	Chief Financial Officer and Treasurer
Michael Perkins	43	Chief Operating Officer
James Giudice	39	Chief Legal Officer, General Counsel, and Secretary
Randy Carlson	51	Chief Technology Officer
(1)	As disclosed previously, Mr. Rinn provided notice to the Company of his resignation from the position of Chief Financial Officer and Treasurer of the Company, effective April 30, 2026. The Board appointed Michael Pena to the role of Chief Financial Officer of the Company and Krista Wenzel to the role of Chief Accounting Officer of the Company, each effective May 1, 2026.

Dusty Wunderlich — For biographical information about Mr. Wunderlich, see “Item 10. Directors, Executive Officers and Corporate Governance Directors – Directors – Class II Directors (Terms Expire in 2028)” above.

James Rinn — For biographical information about Mr. Rinn, see “Item 10. Directors, Executive Officers and Corporate Governance Directors – Directors – Class I Directors (Terms Expire in 2027)” above.

Michael Perkins became our Chief Operating Officer in January 2026 and has 20 years of financial technology experience. He has also been employed with the Company since October 13, 2025 as President of Payments. Prior to this role, he served concurrently, from January 2025 until October 2025, as President of LoanPaymentPro, a merchant services and technology firm in the debt repayment sector and wholly owned subsidiary of Nuvei Technologies, Inc. (“Nuvei”) and Senior Vice President - LoanPaymentPro of Nuvei. Mr. Perkins was previously employed as Senior Vice President of LoanPaymentPro from January 2020 to January 2025, and was simultaneously employed as Senior Vice President - LPP Partnerships with Nuvei.

James Giudice is our Chief Legal Officer, General Counsel, and Secretary, positions he has held since March 2024. Prior to joining the Company, Mr. Giudice had served as General Counsel and Chief Legal Officer of Credova Financial, LLC (“Credova Financial”) since January 2022. Prior to serving at Credova Financial, Mr. Giudice served as Corporate Counsel for Markel Group Inc. (NYSE: MKL) from November 2021 to January 2022, and as a corporate attorney for Williams, Mullen, Clark & Dobbins P.C. from September 2017 to October 2021. Additionally, he serves as a Lieutenant Colonel in the United States Marine Corps reserve. Mr. Giudice received his B.S. in Business Administration from The Ohio State University Fisher College of Business with a specialization in Finance and received his J.D. from the University of Richmond School of Law.

Randy Carlson is our Chief Technology Officer, a position he has held since August 2024. Prior to serving in this role, Mr. Carlson served as our Senior Vice President of Engineering since January 2023. In his role as Chief Technology Officer, Mr. Carlson leads the engineering and technology strategy for the Company’s marketplace, brand, and fintech divisions. With a deep background in software engineering, product development and cloud infrastructure, Mr. Carlson is focused on delivering scalable and high-performing technology solutions that drive business growth. Prior to joining the Company, Randy served as the Director of Engineering at Target from 2014 to December 2022, where he directed engineering teams responsible for omnichannel retail fulfillment, mapping, and location-based services. His tenure included overseeing the development of critical cloud-based systems and advancing engineering best practices within large-scale enterprise environments. Mr. Carlson received his Bachelor’s Degree in Computer Science from Metropolitan State University and his Bachelor’s Degree in Graphic Design from Bemidji State University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities.

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended December 31, 2025, our directors, executive officers and greater than 10% stockholders timely filed all reports they were required to file under Section 16(a), except for one Form 4 for each of Mr. Pilot and Mr. Masters, each reporting two transactions, two Form 4s for Mr. Ayers, each reporting one transaction, one Form 4 for Mr. Rinn reporting two transactions, and one Form 4 for each of Mr. Pilot, Mr. Masters, Mr. Trump, and Mr. Langston, each reporting one transaction, all of which were late due to administrative error.

Code of Business Conduct and Ethics

In accordance with the information required by this Item 10 relating to the code of ethics required by Item 406 of Regulation S-K, the Company has a Code of Business Conduct and Ethics (the “Code”), which applies to its directors, officers (including its principal executive officer, the principal financial officer and principal accounting officer), and all other employees (collectively, the “Covered Persons” and each a “Covered Person”). The full text of the Code is available on the Investor Relations section of the Company’s website. The Company intends to satisfy the SEC’s requirements regarding amendments to, or waivers from, the Code by posting such information on its website.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board.

Audit Committee

We have a standing audit committee that currently consists of Willie Langston (chair), Davis Pilot III, and Blake Masters. The Board annually reviews the NYSE listing standards definition of independence for audit committee members and has determined that all current members of our audit committee are independent (as independence is currently defined in applicable NYSE listing standards and Rule 10A-3 promulgated by the SEC under the Exchange Act. The Board, based on recommendations from our nominating and corporate governance committee, has determined that Mr. Langston qualifies as an “audit committee financial expert,” as that term is defined in the rules and regulations of the SEC. The designation of Mr. Langston as an “audit committee financial expert” does not impose any duties, obligations or liability that are greater than those that are generally imposed on members of our audit committee and the Board, and designation as an “audit committee financial expert” pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our audit committee or the Board.

Insider Trading Policy

The Company has an Insider Trading Policy which prohibits covered persons from buying or selling the Company’s securities while the covered person is aware of material nonpublic information about the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

Executive Compensation

Our “named executive officers” in this Amendment, as determined under applicable SEC rules for smaller reporting companies like the Company, are:

●	Michael Hebert, Senior Vice President of People(1);
●	Randy Carlson, Chief Technology Officer; and
●	Michael Seifert, former President and Chief Executive Officer.

Compensation Objectives and Overview

As a mission-driven technology company, we believe our employees are our most valuable resource. We believe that the skill, talent, judgment and dedication of our executive officers and other key employees are critical factors affecting our long-term stockholder value. Therefore, our goal is to maintain a compensation program that will fairly compensate our executive officers, attract and retain highly qualified executive officers, motivate the performance of our executive officers towards, and reward the achievement of clearly defined corporate goals, and align our executive officers’ long-term interests with those of our stockholders. We believe that for our company, stock-based compensation is a significant motivator in attracting employees, and while base salary and the potential for cash bonuses must be at competitive levels, performance is most significantly affected by appropriately relating the potential for creating stockholder value to an individual’s compensation potential through the use of equity awards.

Compensation Committee

The compensation committee of the Board is comprised of three non-employee members of the Board. The compensation committee reviews the performance of our management in achieving corporate objectives and aims to ensure that the executive officers are compensated effectively in a manner consistent with our compensation philosophy and competitive practice. In fulfilling this responsibility, the compensation committee annually reviews the performance of each executive officer. Our Chief Executive Officer, as the manager of the executive team, assesses our executive officers’ contributions to the corporate goals and makes a recommendation to the compensation committee with respect to any merit increase in salary, cash bonus and equity award for each member of the executive team other than himself. The compensation committee meets with the Chief Executive Officer to evaluate, discuss and modify or approve these recommendations. The compensation committee also conducts a similar evaluation of the Chief Executive Officer’s contributions when the Chief Executive Officer is not present, and determines any increase in salary, cash bonus and equity award.

(1)  Mr. Hebert ceased to be an executive officer of the Company when he stepped down from his role as Chief Operating Officer and was appointed to the role of Senior Vice President of People, effective January 6, 2026.

2025 Summary Compensation Table

The following table summarizes the compensation that we paid to our named executive officers during the years ended December 31, 2025 and December 31, 2024.

Other than as set forth in the table and described more fully below, during the fiscal years ended December 31, 2025 and December 31, 2024, the Company did not pay any fees to, make any equity awards or non-equity awards to, or pay any other compensation to the named executive officers. The compensation reported in this summary compensation table below is not necessarily indicative of how we will compensate our named executive officers in the future.

Summary Compensation Table

				Stock	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)(2)	($)(3)	($)
Michael Seifert	2025	300,000	—	197,500	—	497,500
Former President, Chief Executive Officer and Chairman of the Board(4)	2024	418,750	—	—	14,831	433,581
Randy Carlson	2025	350,000	—	609,119	—	959,119
Chief Technology Officer
Michael Hebert	2025	350,000	126,253	592,500	—	1,068,753
Senior Vice President of People(5)
(1)	The amounts reported in this column represent the aggregate grant date fair value of RSUs awarded computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
(2)	The material terms of the RSUs granted in 2025 are as follows:

		Number of
Name	Grant Date	RSUs (#)
Michael Seifert	02/01/2025	50,000	(a)
Randy Carlson	02/01/2025	150,000	(a)
	11/12/2025	9,389	(b)
Michael Hebert	02/01/2025	150,000	(a)
(a)	The RSU awards vested one-third on February 1, 2026, and will vest one-third on February 1, 2027, and one-third on February 1, 2028.
(b)	The RSU awards fully vested on January 1, 2026.
(3)	For Mr. Seifert, the 2024 amount of All Other Compensation was composed of 401(k) matching contributions for his benefit.
(4)	On January 27, 2026, Mr. Seifert resigned as our President and Chief Executive Officer and as a member of the board of directors.
(5)	Mr. Hebert served as our Chief Operating Officer until his appointment as Senior Vice President of People, effective January 6, 2026.

Narrative Disclosure to the Summary Compensation Table

Employment Agreements

Michael Seifert. Effective July 19, 2023, Mr. Seifert entered into an employment agreement with PSQ Holdings, Inc. (now PublicSq. Inc., a wholly owned subsidiary of the Company) (the “Seifert Employment Agreement”). Pursuant to the Seifert Employment Agreement, Mr. Seifert was entitled to an annual base salary of $500,000, an annual discretionary bonus of 50% of base salary, and an initial grant of 12,500 RSUs, vesting ratably over three years. The Seifert Employment Agreement also included certain restrictive covenants, and provided for severance benefits described below under “Potential Payments Upon Termination or Change in Control.”

Randy Carlson. On August 16, 2024, the Company entered into an employment agreement with Mr. Carlson (the “Carlson Employment Agreement”), pursuant to which Mr. Carlson began serving as Chief Technology Officer. Pursuant to the Carlson Employment Agreement, Mr. Carlson is entitled to an annual salary of $350,000. The Carlson Employment Agreement also includes certain restrictive covenants, and provides for severance benefits described below under “Potential Payments Upon Termination or Change in Control.”

Michael Hebert. On July 19, 2023, the Company entered into an employment agreement with Mr. Hebert (the “Hebert Employment Agreement”), pursuant to which Mr. Hebert began serving as Chief People Officer. Pursuant to the Hebert Employment Agreement, Mr. Hebert is entitled to an annual salary of $350,000, an annual discretionary bonus of 35% of base salary, and an initial grant of 12,500 RSUs, vesting ratably over three years. The Hebert Employment Agreement also includes certain restrictive covenants, and provides for severance benefits described below under “Potential Payments Upon Termination or Change in Control.”

Health and Welfare Plans

Our named executive officers are eligible to participate in the employee benefit plans that we offer to our employees generally, including medical, life and accidental death and dismemberment, and short- and long-term disability benefits in the United States.

401(k) Plan

We maintain a tax-qualified retirement plan that provides all full-time employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan subject to applicable annual limits under Code.

We match 100% of participant deferrals up to 3% of a participant’s compensation, plus 50% of participant deferrals in excess of 3%, and up to 5% of employee’s compensation for a maximum matching contribution equal to 5% of a participant’s compensation under a safe harbor provision. Participants are immediately vested in their contributions and in Company safe harbor contributions plus actual earnings thereon.

Potential Payments Upon Termination or Change in Control

Michael Seifert. The Seifert Employment Agreement provided that if Mr. Seifert’s employment was terminated either (i) by us without Cause or (ii) by him with Good Reason (each as defined in the Seifert Employment Agreement), in either case within the period beginning three months before and ending twelve months after a Change in Control (as defined in the Seifert Employment Agreement) (the “Change in Control Period”), then Mr. Seifert would have been entitled to receive, subject to his execution and non-revocation of a release of claims in our favor and compliance with all post-employment obligations under law or any restrictive covenant agreement with us or any of our affiliates, (a) a lump sum payment of (x) 18 months of base salary and (y) an amount equal to 150% of his target bonus for the year of termination (or, if higher, his target bonus immediately prior to the Change in Control), (b) a lump sum payment equal to 100% of his target bonus for the year of termination (or, if higher, based on the target bonus immediately prior to the Change in Control) pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, (c) COBRA health continuation for up to 18 months and (d) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting. The Seifert Employment Agreement also provided that if his employment had been terminated either (i) by us without Cause or (ii) by him with Good Reason, in either case outside the Change in Control Period, then Mr. Seifert would have been entitled to receive, subject to his execution and non-revocation of a release of claims in our favor and compliance with all post-employment obligations under law or any restrictive covenant agreement with us or any of our affiliates, (a) base salary continuation for a period of 15 months, (b) a lump sum payment equal to 100% of the bonus he would have been paid for the year of termination based on actual performance, pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, and (c) COBRA health continuation for up to 15 months. The Seifert Employment Agreement contained a Section 280G limited cutback, pursuant to which Mr. Seifert was entitled to receive the greater of (a) the best net after-tax amount of any payments that would have been subject to the excise tax imposed by Section 4999 of the Code, calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments he would have been entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Mr. Seifert would have become subject to excise tax imposed by Section 4999 of the Code.

Mr. Seifert and the Company have entered into a separation and release of claims agreement, dated January 28, 2026 (the “Separation Agreement”). Under the Separation Agreement, Mr. Seifert forfeited 1,000,000 shares of Class C common stock. His remaining capital stock of the Company is subject to an 18-month lockup under which he may sell up to 50,000 shares per month and

10,000 shares per day, subject to certain exceptions. In addition, Mr. Seifert forfeited all unvested RSUs as of his separation date. The Separation Agreement contains mutual general releases and provides that Mr. Seifert will not compete with the Company or solicit the Company’s employees or customers for 24 months.

Randy Carlson. The Carlson Employment Agreement provides that if Mr. Carlson’s employment is terminated either (i) by us without Cause or (ii) by him with Good Reason (each as defined in the Carlson Employment Agreement), in either case within the Change in Control Period, then Mr. Carlson will be entitled to receive, subject to his execution and non-revocation of a release of claims in our favor and compliance with all post-employment obligations under law or any restrictive covenant agreement with us or any of our affiliates, a lump sum payment of six months of base salary, COBRA health continuation for up to six months, and 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting. The Carlson Employment Agreement also provides that if his employment is terminated either (i) by us without Cause or (ii) by him with Good Reason, in either case outside the Change in Control Period, then Mr. Carlson will be entitled to receive, subject to his execution and non-revocation of a release of claims in our favor and compliance with all post-employment obligations under law or any restrictive covenant agreement with us or any of our affiliates, (a) base salary continuation for a period of six months, (b) a lump sum payment equal to the bonus he would have been paid for the year of termination based on actual performance, pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, and (c) COBRA health continuation for up to six months. The Carlson Employment Agreement contains a Section 280G limited cutback, pursuant to which Mr. Carlson is entitled to receive the greater of (a) the best net after-tax amount of any payments that are subject to the excise tax imposed by Section 4999 of the Code, calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments he would be entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Mr. Carlson becomes subject to excise tax imposed by Section 4999 of the Code.

Michael Hebert. The Hebert Employment Agreement provides that if Mr. Hebert’s employment is terminated either (i) by us without Cause or (ii) by him with Good Reason (each as defined in the Hebert Employment Agreement), in either case within the Change in Control Period, then Mr. Hebert will be entitled to receive, subject to his execution and non-revocation of a release of claims in our favor and compliance with all post-employment obligations under law or any restrictive covenant agreement with us or any of our affiliates, (a) a lump sum payment of (x) 15 months of base salary and (y) an amount equal to 125% of his target bonus for the year of termination (or, if higher, his target bonus immediately prior to the Change in Control), (b) a lump sum payment equal to 100% of his target bonus for the year of termination (or, if higher, based on the target bonus immediately prior to the Change in Control) pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, for up to 15 months, (c) COBRA health continuation for up to 15 months and (d) 100% acceleration of all outstanding and unvested stock-based awards subject to time-based vesting. The Hebert Employment Agreement also provides that if his employment is terminated either (i) by us without Cause or (ii) by him with Good Reason, in either case outside the Change in Control Period, then Mr. Hebert will be entitled to receive, subject to his execution and non-revocation of a release of claims in our favor and compliance with all post-employment obligations under law or any restrictive covenant agreement with us or any of our affiliates, (a) base salary continuation for a period of 12 months, (b) a lump sum payment equal to the bonus he would have been paid for the year of termination based on actual performance, pro-rated based on the number of days he was employed during the calendar year in which his termination occurs, and (c) COBRA health continuation for up to 12 months. The Hebert Employment Agreement contains a Section 280G limited cutback, pursuant to which Mr. Hebert is entitled to receive the greater of (a) the best net after-tax amount of any payments that are subject to the excise tax imposed by Section 4999 of the Code, calculated in a manner consistent with Section 280G of the Code, and (b) the amount of parachute payments he would be entitled to receive if they were reduced to an amount equal to one dollar less than the amount at which Mr. Hebert becomes subject to excise tax imposed by Section 4999 of the Code.

Outstanding Equity Awards as of December 31, 2025

The following table sets forth outstanding equity awards held by each of our named executive officers as of December 31, 2025. The vesting provisions applicable to each outstanding RSU is described in the footnotes to the following table.

	Stock Awards
						Equity
						incentive
						plan
						awards:
						Market or
					Equity	payout
					incentive	value of
					plan	unearned
				Market	awards:	shares,
		Number of		value of	Number of	units or
		shares or		shares or	securities	other
		units of		units of	underlying	rights
		stock that		stock that	unexercised	that
		have not		have not	unearned	have not
	Grant	vested		vested	options	vested
Name and Principal Position	Date	(#)		($)	(#)	($)
Michael Seifert	09/25/2023	27,500	(1)	28,325	—	—
Former President, Chief Executive Officer and Chairman of the Board(1)	02/01/2025	50,000	(1)	51,500	—	—
Randy Carlson	09/25/2023	6,667	(2)	6,867	—	—
Chief Technology Officer	01/26/2024	10,000	(2)	10,300	—	—
	02/01/2025	150,000	(3)	154,500	—	—
	11/12/2025	9,389	(4)	9,671	—	—
Michael Hebert	09/25/2023	16,667	(2)	17,167	—	—
Senior Vice President of People (5)	01/26/2024	16,667	(2)	17,167	—	—
	03/18/2024	16,667	(2)	17,167	—	—
	02/01/2025	150,000	(3)	154,500	—	—
(1)	Mr. Seifert forfeited all unvested RSUs as of his separation date.
(2)	The remainder of the RSU award will vest on September 25, 2026, subject to the individual’s continued employment with the Company.
(3)	One-third of the RSU award vested on February 1, 2026, one-third of the RSU award will vest on February 1, 2027, and one-third of the RSU award will vest on February 1, 2028, subject to the individual’s continued employment with the Company.
(4)	The remainder of the RSU award vested on January 1, 2026.
(5)	Mr. Hebert served as our Chief Operating Officer until his appointment as Senior Vice President of People, effective January 6, 2026.

Director Compensation

In July 2023, our Board approved a Non-Executive Director Compensation Policy, and on August 8, 2023 approved an Amended and Restated Non-Executive Director Compensation Policy (the “Director Compensation Policy”). Under the Director Compensation Policy, we pay non-employee directors a cash retainer for service on our Board and for service on each committee of which the director is a member. The chairperson of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each calendar quarter, provided that the amount of such payment will be prorated for any portion of such quarter that a director is not serving on our Board.

In addition, under the Director Compensation Policy, each non-employee director upon initial appointment or election to the Board will receive an initial equity award under the 2023 Stock Incentive Plan (the “Incentive Plan”) in the form of restricted stock units (“RSUs”) with a grant date fair value of $300,000. Each initial award for non-employee directors will be made on the date of such director’s appointment or election to the Board. Further, on the date of each annual meeting of stockholders, each non-employee director then serving on our Board will receive an annual equity award under the Incentive Plan in the form of RSUs with a grant date fair value of $150,000, provided that no non-employee director will be granted an annual award if such director was granted an initial award in the 12 months preceding the date of the annual meeting. Initial equity awards and annual equity awards will vest on the first anniversary of the date of grant subject to the non-employee director’s service as a director through the vesting date (unless otherwise provided at the time of grant). Each initial equity award and annual equity award will accelerate in full upon a change in control.

The following table describes our current non-employee director compensation program, which consists of annual cash retainers payable in arrears in four equal quarterly installments on the last day of each calendar quarter:

Term	Compensation
Annual Board Cash Retainer	$40,000
Additional Retainers for Committee Chairs
● Audit	$20,000
● Compensation	$15,000
● Nominating and Corporate Governance	$10,000
Additional Cash Retainers for Committee Members
● Audit	$10,000
● Compensation	$5,000
● Nominating and Corporate Governance	$4,000
Annual Equity Award (non-employee directors)	$150,000	(1)
Initial Equity Award (non-employee directors)	$300,000	(1)
(1)	Award made under the Incentive Plan in the form of RSUs.

We reimburse non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of our Board and any committee of our Board on which they serve and other business related to the Board. We also reimburse non-employee directors for reasonable travel and other expenses authorized by the Board or a committee of the Board that are incurred in connection with attendance at various conferences or meetings with our management, in accordance with our travel policy.

Director Compensation Table for Year Ended December 31, 2025

The following table sets forth information regarding compensation earned during the fiscal year ended December 31, 2025 by each of our non-employee directors who served as a director of the Company during that time, which consists of cash retainers and RSU grants. Mr. Seifert, our former Founder, President, Chief Executive Officer and Chairman of the Board and Mr. Wunderlich, who at the time was our Chief Strategy Officer, did not receive any compensation for their service on our Board.

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards	Compensation		Total
Name	($)	($)(5)(6)	($)		($)
Caitlin Long(1)	16,848	300,001	—		316,849
Davis Pilot III	54,000	145,001	—		199,001
Nick Ayers	51,093	145,001	—		196,094
Blake Masters	67,780	145,001	—		212,781
Kelly Loeffler(2)	—	—	—		—
James Rinn(3)	27,143	577,500	233,333		837,976
Willie Langston	57,410	145,001	—		202,411
Donald J. Trump, Jr.	40,000	145,001	504,000	(4)	689,001
(1)	Caitlin Long was appointed as a non-employee director on July 28, 2025.
(2)	Kelly Loeffler resigned as a non-employee director effective February 21, 2025, following her confirmation as Administrator of the U.S. Small Business Administration. Ms. Loeffler waived her board compensation for January 1, 2025 through February 21, 2025.

(3)	James Rinn was a non-employee director from January 1, 2025 through May 31, 2025. Following his appointment to Chief Financial Officer, he became an employee director and discontinued receiving any compensation for his service on the Board. Stock Awards represent RSUs granted during Mr. Rinn’s period of employment. The amount under All Other Compensation for Mr. Rinn represents his base salary earned during the period of his service as Chief Financial Officer.
(4)	The amount under All Other Compensation for Donald J. Trump, Jr. represents consulting fees earned January 2025 - December 2025.
(5)	The amounts reported in this column represent the aggregate grant date fair value of RSUs awarded computed in accordance with FASB ASC Topic 718.
(6)	Each director who served as a non-employee director during some or all of 2025 held the following outstanding RSUs as of December 31, 2025:

		Number of	Vesting
Name	Grant Date	RSUs (#)	Dates
Caitlin Long	07/28/2025	137,615	(a)
Davis Pilot III	06/18/2025	71,429	(b)
Nick Ayers	06/18/2025	71,429	(b)
Blake Masters	06/18/2025	71,429	(b)
James Rinn	07/11/2025	250,000	(c)
Willie Langston	06/18/2025	71,429	(b)
Donald J. Trump, Jr.	06/18/2025	71,429	(b)
(a)	The RSU award will vest in full on July 28, 2026, subject to the director’s continued service to the Company.
(b)	The RSU award will vest in full on June 18, 2026, subject to the director’s continued service to the Company.
(c)	The RSU award will vest one-third on June 1, 2026, one-third on June 1, 2027, and one-third on June 1, 2028.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has ever been an officer or employee of the Company. No executive officer of the Company serves as a member of the Board or compensation committee of any other entity that has one or more executive officers serving as a member of the Board or our compensation committee.

Policies and Procedures Related to the Grant of Certain Equity Awards

We have established processes designed to ensure that the timing of any option grants and other awards to executive officers is not influenced by material nonpublic information (“MNPI”), and grants are generally made on a predetermined schedule, regardless of any upcoming announcements or events that could impact our share price. The compensation committee carefully reviews any potential MNPI before granting awards and may delay a grant if necessary to avoid any appearance of impropriety related to the timing of the award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Share-Based Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

(c)
	(a)				Number of
	Number of		(b)		Securities
	Securities		Weighted-		Available for
	to be Issued		Average		Future Issuance
	upon		Exercise Price		Under Equity
	Exercise of		of		Compensation
	Outstanding		Outstanding		Plans (Excluding
	Options,		Options,		Securities
	Warrants and		Warrants and		Reflected in
Plan Category	Rights		Rights		Column (a))
Equity compensation plans approved by stockholders(1)	2,943,067	(2)	—	(3)	888,476	(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	2,943,067		—		888,476
(1)	Includes the Incentive Plan and the 2023 Employee Stock Purchase Plan (the “ESPP”).
(2)	Consists of 2,943,067 RSUs that were outstanding as of December 31, 2025 that were issued under the 2023 Plan.
(3)	RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(4)	As of December 31, 2025, an aggregate of 888,476 shares of common stock were available for issuance under the Incentive Plan and the ESPP. The Incentive Plan provides that the number of shares available for issuance under the Incentive Plan shall increase on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the lesser of (i) 5% of the outstanding shares of all classes of Company stock on such date and (ii) the number of shares of the Company’s Class A common stock determined by the Board. The ESPP provides that the number of shares available for issuance under the ESPP shall increase on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the least of (i) 425,000 shares of Class A common stock, (ii) 1% of the outstanding shares of all classes of Company common stock on such date and (iii) a number of shares of Class A common stock determined by the Board. On January 1, 2026, the number of shares of Class A common stock available for issuance under the 2023 Plan increased by 2,485,862 shares pursuant to this provision and the number of shares of Class A common stock available for issuance under the ESPP was not increased. The increase to the Incentive Plan is not reflected in the table above.

Security Ownership of Certain Beneficial Owners and Management

Overview

The table below provides information concerning beneficial ownership of our common stock by each stockholder, or group of affiliated stockholders, as of April 10, 2026, by:

●	each of our named executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

The following table is based upon information supplied by directors, executive officers and principal stockholders and Section 16 filings filed with the SEC through April 10, 2026. The column in the table entitled “% of Shares of Class A Common Stock” is based upon 48,726,402 shares of Class A common stock outstanding as of April 10, 2026.

Explanation of Certain Calculations in the Table of Certain Beneficial Owners

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares.

	Number of		% of
	Shares		Class A
	Beneficially		Common
Name and Address of Beneficial Owner	Owned(7)(8)		Stock
Directors and Named Executive Officers(1)
Michael Seifert	2,322,607	(9)	4.76%
Davis Pilot III(2)	2,257,397	(10)	4.63%
Nick Ayers(3)	1,392,084	(11)	2.85%
Blake Masters(4)	112,469		*
Dusty Wunderlich(5)	835,934	(12)	1.71%
James Rinn	159,418		*
Willie Langston	222,776		*
Donald J. Trump, Jr.	725,974		1.47%
Caitlin Long	—		—
All current executive officers and directors as a group (11 individuals)	5,907,404	(13)	11.77%

5% or More Stockholders:
Alyeska Investment Group, L.P.(6)	4,424,571		9.08%
*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is 515 W Aspen Street Suite 200C, Bozeman, Montana 59715.
(2)	Based solely on a Schedule 13D filed by Davis Pilot III and Davis Pilot, Jr. on July 31, 2023. Fountain Ripple, LLC (“FR I”), Fountain Ripple II, LLC (“FR II”) and Fountain Ripple III, LLC (“FR III”) are the record holders of the shares set forth next to Davis Pilot III. Mr. Pilot is the manager of each of FR I, FR II and FR III. The business address of each of FR I, FR II and FR III is 1055 Hillcrest Road, Mobile, AL 36695.
(3)	The business address for Mr. Ayers is: 3290 Northside Parkway, Suite 675, Atlanta, GA 30327.
(4)	Represents 107,171 shares of Class A common stock held by Mr. Masters and 5,298 shares of Class A common stock held by the Directed Trust Company FBO Blake Masters Roth IRA.
(5)	The business address for each of Mr. Wunderlich and SLDW Holdings, LLC is 1405 Ryun Sun Way, Bozeman, MT 59718.
(6)	According to Schedule 13G/A filed with the SEC on February 17, 2026, Alyeska Investment Group, L.P., Alyeska Fund GP, LLC and Anand Parekh are the beneficial owners of 4,424,571 shares (with sole voting power with respect to 0 shares, shared voting power with respect to 4,424,571 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 4,424,571 shares). The business address for these parties is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.
(7)	On July 19, 2023, we consummated the transactions contemplated by that Agreement and Plan of Merger, dated as of February 27, 2023 (the “Merger Agreement”), each by and among PublicSq. Inc., a Delaware corporation (“Private PSQ”), Colombier Acquisition Corp., a Delaware corporation (“Colombier”), Colombier-Liberty Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Colombier (“Merger Sub”), and Colombier Sponsor, LLC (the “Colombier Sponsor”), a Delaware limited liability company, in its capacity as purchaser representative, for the purposes set forth in the Merger Agreement, which, among other things, provided for the merger of Private PSQ into Merger Sub with Private PSQ surviving the merger as a wholly owned subsidiary of Colombier (the “Business Combination”). The table does not reflect any equity awards issued by the Company after the closing of the Business Combination from which the Company set aside and reserved for issuance under the Incentive Plan (“Earnout Equity Awards”). Michael Hebert is eligible to receive one or more Earnout Equity Awards with respect to up to approximately 76,199 shares of Class A common stock in the aggregate, Nick Ayers is eligible to receive one or more Earnout Equity Awards with respect to up to approximately 245,548 shares of Class A common stock in the aggregate, and Blake Masters is eligible to receive one or more Earnout Equity Awards with respect to up to approximately 434 shares of Class A common stock. As record holders of FR I, FR II and FR III, Mr. Pilot, Jr. and Mr. Pilot III are eligible to receive, in the aggregate, one or more Earnout Equity Awards with respect to up to approximately 30,407 shares of Class A common stock. The actual amount, timing and form of the Earnout Equity Awards are not determinable at this time. Certain of the Company’s executive officers and directors were also granted RSUs following the Business Combination, which were approved by the Board shortly after the Closing. The table does not reflect the granted RSUs, except to the extent that such RSUs have vested or will vest within 60 days of April 10, 2026. In connection with the Closing, Michael Seifert was granted 82,500 RSUs, 55,000 of which have vested and the remaining 27,500 of which were forfeited in January 2026; Michael Hebert was granted 100,000 RSUs, 66,666 of which have vested.
(8)	Includes the following number of shares covered by RSUs that have vested or will vest within 60 days of April 10, 2026: Mr. Seifert - 101,786 (52,474 of which are owned by Mrs. Sarah Gabel Seifert); Mr. Pilot - 76,085; Mr. Ayers - 176,085; Mr. Masters - 76,085; Mr. Wunderlich - 117,026; Mr. Rinn - 159,418; Mr. Langston - 74,627; and Mr. Trump - 604,627.
(9)	Represents 2,270,133 shares of Class A common stock owned by Mr. Seifert and 52,474 shares owned by Mrs. Sarah Gabel Seifert.
(10)	Represents 46,440 shares of Class A common stock owned by Mr. Pilot and 2,210,957 shares owned by FR I, FR II and FR III.
(11)	Represents 390,331 shares of Class A common stock held by Mr. Ayers, 651,423 shares of Class A common stock held by Mrs. Jamie Ayers and 350,330 shares of Class A common stock held by the J. Nicholas Ayers Irrevocable Trust dated October 2021. Mr. Ayers disclaims beneficial ownership of the shares of Class A common stock held by Mrs. Jamie Ayers and the J. Nicholas Ayers Irrevocable Trust dated October 2021. Includes 30,000 fully vested restricted stock units held directly by C6 Creative Consulting, Inc., of which Mr. Ayers is the managing partner.
(12)	Represents 117,026 shares of Class A common stock held by Mr. Wunderlich and 718,908 shares held by the D. Wunderlich & A. Barlow Living Trust dated March 18, 2021.
(13)	Includes 1,483,475 shares covered by RSUs that have vested or will vest within 60 days of April 10, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as listed below, during 2024 and 2025, we were not a participant in any transaction or series of transactions in which the amount involved did exceed or may exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for 2024 and 2025 in which any directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members (each, a “Related Person”) had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in “Item 11. Executive Compensation – Executive Compensation” and “Item 11. Executive Compensation – Director Compensation.”

We intend to ensure that in accordance with the audit committee charter, that the audit committee shall conduct reasonable prior review and oversight of all related party transaction for potential conflicts of interest, except for transactions involving the compensation of executive officers or directors, which shall be overseen by the compensation committee.

Indemnification of Our Directors and Officers

Our restated certificate of incorporation provides that we must indemnify and advance expenses to our directors and officers to the full extent authorized by the DGCL.

Concurrently with the Closing, we entered into indemnification agreements with each of our directors and executive officers. Such agreements may require us, among other things, to advance expenses and otherwise indemnify our executive officers and directors against certain liabilities that may arise by reason of their status or service as executive officers or directors, to the fullest extent permitted by law. We intend to enter into indemnification agreements with any new directors and executive officers in the future.

The indemnification rights set forth above shall not be exclusive of any other right which an indemnified person may have or hereafter acquire under any statute, any provision of our restated certificate of incorporation, our amended and restated bylaws, agreement, vote of stockholders or disinterested directors or otherwise. Notwithstanding the foregoing, we shall not be obligated to indemnify a director or officer in respect of a proceeding (or part thereof) instituted by such director or officer, unless such proceeding (or part thereof) has been authorized by the Board pursuant to the applicable procedure outlined in our restated certificate of incorporation.

Related Party Transactions

Agreement with Farvahar Capital LLC

On August 14, 2023, we entered into an engagement letter agreement with Farvahar Capital LLC (“Farvahar”) providing for the engagement of Farvahar as strategic consultant to provide strategic advice and assistance in connection with our capital markets strategy, acquisition strategy, investor relations strategy and other strategic services, effective upon approval of the engagement letter by our independent directors. As consideration, Farvahar receives a monthly cash fee of $80,000, and reimbursement of reasonable documented expenses, which shall not exceed $60,000 in the aggregate without our prior written approval. The engagement letter also provides that we will engage Farvahar as nonexclusive consultant in connection with any capital markets financing or related activity. The engagement letter will expire after one (1) year, unless terminated by us or Farvahar upon thirty (30) days’ prior written notice. We also agreed to indemnify Farvahar in connection with claims arising in connection with the services offered pursuant to the engagement letter agreement. A former director, Omeed Malik, is Chairman and CEO and indirect sole owner of Farvahar.

In December 2023 we entered into a letter agreement with Farvahar (the “Farvahar Letter Agreement”) to engage Farvahar as an advisor to the Company in connection with its acquisition of Credova Financial LLC (the “Acquisition”). The term of the Farvahar Letter Agreement was the earlier of twelve (12) months from the date of the agreement or the consummation of the Acquisition, which occurred on March 13, 2024. As consideration, Farvahar received $150,000 paid at the closing of the Acquisition and Class A common stock in the Company of 4% of the gross enterprise value or total consideration paid with respect to the Acquisition.

Consulting Agreements

On November 29, 2023, we entered into a consulting agreement with Nick Ayers, a member of our Board, through his consulting company, C6 Creative Consulting, Inc., pursuant to which Mr. Ayers receives $30,000 per month and was granted 120,000 RSUs, in connection with consulting services provided to the Company, including in regard to outreach, marketing and growth initiatives for the Company and EveryLife. Pursuant to the consulting agreement, 30,000 RSUs vested on November 29, 2023, 60,000 RSUs would vest on May 3, 2024, and 30,000 RSUs would vest on November 1, 2024. On February 27, 2024, Mr. Ayers forfeited for no consideration, the 60,000 RSUs that were to vest on May 3, 2024. In connection with the execution of this agreement, the C6 — EveryLife Consulting Agreement was terminated.

On August 9, 2024, we entered into a consulting agreement with Donald J. Trump, Jr., pursuant to which Mr. Trump is entitled to receive $42,000 per month and was granted 100,000 RSUs, in connection with consulting services provided to the Company. Pursuant to the consulting agreement, the RSU grant vested in full on August 13, 2025. The initial term of the consulting agreement is 12 months from the date of the agreement (the “Initial Term”), and following the Initial Term, the consulting agreement is automatically renewable on a month-to-month basis, as is determined by the Company and Mr. Trump.

Private Placement Notes

On March 13, 2024, the Company entered into convertible note purchase agreements (“March Convertible Note Purchase Agreements”) for the purchase of $10,000,000 of 9.75% convertible notes (the “March Private Placement Notes”) by affiliates of PSQ board member Davis Pilot III (together, the “Note Purchasers”). Concurrent with the execution of the March Convertible Note Purchase Agreements, the proceeds were deposited into an escrow account. The March Private Placement Notes were issued, and the proceeds released to the Company from the escrow account, following stockholder approval of the issuance of the March Private Placement Notes and the shares issuable upon conversion of the March Private Placement Notes (the “March Private Placement Note Securities”). The Company’s stockholders approved the issuance of the March Private Placement Notes and the March Private Placement Note Securities as part of the annual stockholder meeting in April 2024 and the funds were received May 3, 2024.

On August 13, 2024, the Company entered into a second series of convertible note purchase agreements (“August Convertible Note Purchase Agreements” and, together with the March Convertible Note Purchase Agreements, the “Convertible Note Purchase Agreements”) for the purchase of $10,000,000 of 9.75% convertible notes (the “August Private Placement Notes” and, together with the March Private Placement Notes, the “Private Placement Notes”) by the Note Purchasers. The Company’s Board approved the issuance of the shares underlying the August Private Placement Notes (the “August Private Placement Note Securities” and, together with the March Private Placement Note Securities, the “Private Placement Note Securities”) as part of a unanimous written consent dated August 13, 2024.

The Note Purchasers also entered into registration rights agreements (the “Private Placement Registration Rights Agreements”) with the Company, pursuant to which, among other things, the Company will be obligated to file a registration statement to register the resale of the Private Placement Note Securities within a certain period after the closing of the Convertible Note Purchase Agreements, upon demand by holders of a majority of the registrable securities. The Private Placement Registration Rights Agreements also provide for certain additional demand registration and “piggy-back” registration rights, subject to certain requirements and conditions.

The Note Purchasers also entered into lock-up agreements pursuant to which they will be subject to trading restrictions and restrictions against selling short or hedging Company securities for a period of 12 months after the closing of each Convertible Note Purchase Agreement (the “Note Purchaser Lock-Up Agreements”).

As a condition to the willingness of the Note Purchasers to enter into the March Convertible Note Purchase Agreements, Michael Seifert, our former Chief Executive Officer, President, and Chairman, and the Note Purchasers entered into a stockholder support agreement (the “Stockholder Support Agreement”), pursuant to which Mr. Seifert agreed to support and to vote in favor of any proposals presented to holders of Company Class C common stock in connection with the March Convertible Note Purchase Agreements or the March Private Placement Notes.

The Private Placement Notes are convertible into Private Placement Note Securities at any time that the Private Placement Notes are outstanding at the option of the holder, at an initial Conversion Price of $4.63641, which conversion price shall automatically adjust for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary, combinations, recapitalization, reclassifications, extraordinary distributions or similar events. At the initial conversion price, the Private Placement Notes are convertible into an aggregate of approximately 2,156,842 shares of the Company’s Class A common stock.

Securities Purchase Agreement

On October 24, 2024, the Company closed a private investment in public equity transaction (“PIPE”), through which it sold an aggregate of 1,981,483 shares of Class A common stock at $2.70 per share, for an aggregate purchase price of approximately $5.35 million pursuant to a Securities Purchase Agreement, dated October 22, 2024, by and among the Company and the purchasers party thereto (the “Securities Purchase Agreement” or “SPA”). Descante Capital, LLC, which is an affiliate of former Board member Kelly Loeffler, purchased 1,203,704 shares for $3.25 million; Be Led, LLC, which is controlled by Steve Seifert, the father of Michael Seifert, purchased 629,630 shares for $1.7 million; and Willie Langston, who was not a director at the time, purchased 148,149 shares for $0.4 million. Willie Langston was subsequently appointed as a director of our Board in December 2024.

Pursuant to the Securities Purchase Agreement, the Purchasers have also agreed not to sell or transfer the shares purchased in the PIPE, subject to certain exceptions, until the earlier of (A) the one year anniversary of the date of the closing of the PIPE or (B) the date on which the Company completes a liquidation, merger or other similar transaction resulting in all of the Company’s stockholders exchanging shares for other property.

In connection with the PIPE offering, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other customary terms and indemnification provisions, the Company agreed to prepare and file a registration statement for the resale of (i) all of the shares purchased in the PIPE and (ii) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the Shares (together, the “Registrable Securities”), on or before the 180th calendar day following the Closing Date (as defined in the SPA) and use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable and no later than the 90th calendar day following the filing date, and use its commercially reasonable efforts to keep such registration statement continuously effective until the date that all Registrable Securities covered by such registration statement (i) have been sold, or (ii) may be sold by non-affiliates without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

Policies for Approval of Related Person Transactions

Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief legal officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

●	the related person’s interest in the related person transaction;
●	the approximate dollar value of the amount involved in the related person transaction;
●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in the ordinary course of our business;
●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
●	the purpose of, and the potential benefits to us of, the transaction; and
●	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Our audit committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests and the best interests of our stockholders. Our audit committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●	interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of the entity, that is a participant in the transaction where the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and the amount involved in the transaction is less than the greater of $1,000,000 or 2% of the annual gross revenues of the company receiving payment under the transaction; and
●	a transaction that is specifically contemplated by provisions of our restated certification of incorporation or amended and restated bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our compensation committee in the manner specified in the compensation committee’s charter.

Director Independence

Our Board undertook a review of the independence of the board nominees named above and determined that each of Blake Masters, Davis Pilot III, Willie Langston and Caitlin Long qualify as an independent director in accordance with the published listing requirements of The New York Stock Exchange, or NYSE. The NYSE independence definition includes a series of objective tests, such as that the director is not also one of our employees and has not engaged in various types of business dealings with us. In addition, as further required by the NYSE rules, the Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management.

Our Board is not currently comprised of a majority of “independent” directors, as generally required by NYSE listing standards. Previously, we relied on the exemptions from certain corporate governance requirements that were previously available to us as a “controlled company” within the meaning of NYSE listing standards. As of February 27, 2026, we ceased to be a “controlled company” within the meaning of NYSE listing standards, and, as a result, we must become fully compliant with NYSE board and committee independence requirements within one year of the date we were no longer considered a “controlled company” under the NYSE listing standards. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Former Controlled Company Status” for more information.

To help support the independence of our Board, in 2026 we created a new Lead Independent Director role, and appointed Blake Masters as Lead Independent Director as of January 6, 2026. Mr. Masters has assumed certain responsibilities pertaining to the operation of the Board and will preside over all executive sessions of the non-management directors.

Former Controlled Company Status

Prior to February 27, 2026, we had a dual class structure which allowed the Founder, President, Chief Executive Officer and Chairman of the Board at that time, Michael Seifert, to control a majority of the voting power of our common equity. As a result, we qualified as a “controlled company” within the meaning of the corporate governance standards of NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company.” As a controlled company, we elected not to comply with certain corporate governance requirements, specifically (i) that a majority of our Board consist of independent directors and (ii) that director nominees be selected or recommended to the board by independent directors.

As of February 27, 2026, we ceased to be a “controlled company” within the meaning of the corporate governance standards of NYSE, when all of the shares of Class C common stock held by Mr, Seifert automatically converted into shares of Class A common stock under our restated certificate of incorporation. Mr. Seifert no longer possesses a majority of the voting power of our common stock. Therefore, the Company is not a “controlled company” under NYSE rules and will be required to comply with certain NYSE rules that govern corporate governance standards from which it was exempt as a controlled company. These include the requirement to have (i) a majority of independent directors, (ii) a nominating/corporate governance committee composed entirely of independent directors, and (iii) a compensation committee composed entirely of independent directors. NYSE rules mandate that the Company must satisfy the majority independent board requirement within one year of the date its status changed and have at least one independent member on its nominating committee and at least one independent member on its compensation committee by the date its status changes, at least a majority of independent members on each committee within 90 days of the date its status changes and fully independent committees within one year of the date its status changes. We currently have a majority of independent members on each of the nominating and corporate governance committee and the compensation committee, in compliance with the NYSE interim requirement currently applicable to us as a former “controlled company.”

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by UHY LLP to the Company for the fiscal years ended December 31, 2025 and 2024. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table.

	2025	2024
Audit Fees(1)	$595,500	$835,888
Audit Related Fees(2)	$251,438	$—
Tax Fees(3)	—	—
All other fees(4)	$41,000	$—
Total fees	$887,438	$835,888
(1)	Consists of fees rendered in connection with the audit of our year-end financial statements, review of the interim financial statements included in our quarterly reports, and services normally provided in connection with regulatory filings.
(2)	Consists of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
(3)	Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, as well as technical tax advice related to federal and state income tax matters, assistance with sales tax and assistance with tax audits.
(4)	All other fees paid for services rendered that are not reported under “Audit Fees,” “Audit Related Fees,” or “Tax Fees,” including for state licensing requirements.

Pre-Approval Policies and Procedures of the Audit Committee

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibit and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Original 10-K.
2.	Other schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
3.	The exhibits listed in the following Exhibit Index below in this Form 10-K/A:

Exhibit	Description
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

3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2023)
4.1	Description of Securities of the Registrant (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on March 17, 2026).
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

10.26#

Employment Agreement, between PSQ Holdings, Inc. and Michael Perkins, effective as of January 6, 2026 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2026).

10.27

Amendment to Consulting Agreement, between PSQ Holdings, Inc. and C6 Creative Consulting, Inc., dated February 27, 2024 (incorporated herein by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed on May 15, 2024).

10.28

Second Amended and Restated Loan and Security Agreement, dated March 12, 2026, between Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 17, 2026).

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

10.32

Form of Amendment to Lock-Up Agreement, dated as of July 23, 2024, by and between PSQ Holdings, Inc. and each person named on the signature page thereto (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2024).

10.33

Form of Securities Purchase Agreement, dated as of October 22, 2024, by and among the Company and the Purchasers signed thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2024).

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
10.41

Separation and Release of Claims Agreement, between PSQ Holdings, Inc. and Michael Seifert, effective as of January 27, 2026 (incorporated herein by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on March 17, 2026).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed on March 13, 2025).
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 14, 2024).
23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed on March 17, 2026).
31.1

Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 to our Annual Report on Form 10-K filed on March 17, 2026).

31.2

Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 to our Annual Report on Form 10-K filed on March 17, 2026).

31.3*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed on March 17, 2026).

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 to our Annual Report on Form 10-K filed on March 17, 2026).

97.1	Executive Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 14, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*	Filed or furnished herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.
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

PSQ Holdings, Inc.

Date: April 30, 2026		/s/ Dusty Wunderlich
	Name:	Dusty Wunderlich
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)