Form 10-Q
period 2026-03-31
PSQ Holdings, Inc.
filed 2026-05-07
CIK 1847064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40457
PSQ Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-2062844
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

515 W Aspen Street, Suite 200C Bozeman, Montana	59715
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, there were 48,726,402 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements
PSQ HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,057,059	$14,644,384
Restricted cash	1,589,586	1,119,580
Accounts receivable, net	1,932,629	1,630,987
Lease receivable, net	93,810	156,516
Loans held for investment, net of allowance for credit losses of $768,235 and $778,704 as of March 31, 2026 and December 31, 2025, respectively	6,876,900	6,148,072
Lease merchandise, net of accumulated depreciation of $1,000,916 and $938,959 as of March 31, 2026 and December 31, 2025, respectively	486,490	960,024
Interest receivable	246,370	250,450
Prepaid expenses and other current assets	2,266,149	2,450,321
Current assets held for sale (Note 4)	3,868,785	4,407,921
Total current assets	27,417,778	31,768,255
Loans held for investment, net of allowance for credit losses of $154,694 and $150,702 as of March 31, 2026 and December 31, 2025, respectively, non-current	1,198,913	1,189,832
Lease merchandise, net of accumulated depreciation of $94,163 and $72,335 as of March 31, 2026 and December 31, 2025, respectively, non-current	235,839	329,463
Property and equipment, net	156,992	187,262
Intangible assets, net	13,793,270	14,573,323
Goodwill	10,930,978	10,930,978
Operating lease right-of-use assets	591,169	669,356
Deposits	29,939	29,939
Total assets	$54,354,878	$59,678,408

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$7,404,248	$6,174,546
Accounts payable	5,145,602	5,351,651
Accrued expenses	1,461,783	1,205,386
Operating lease liabilities, current portion	333,899	323,842
Current liabilities held for sale (Note 4)	1,893,180	2,612,041
Total current liabilities	16,238,712	15,667,466
Convertible promissory notes, related party (Note 10)	20,000,000	20,000,000
Convertible promissory notes	8,449,500	8,449,500
Earn-out liabilities	501,500	540,000
Warrant liabilities	572,000	1,230,250
Operating lease liabilities	267,732	354,286
Total liabilities	46,029,444	46,241,502
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value; 500,000,000 authorized shares; 48,726,402 shares and 46,492,639 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,873	4,650
Class C Common Stock, $0.0001 par value; 40,000,000 authorized shares; zero and 3,213,678 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	—	321
Additional paid in capital	171,287,594	169,944,031
Accumulated deficit	(162,967,033)	(156,512,096)
Total stockholders’ equity	8,325,434	13,436,906
Total liabilities and stockholders’ equity	$54,354,878	$59,678,408
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues, net	$8,158,417	$3,050,785
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	3,599,955	630,009
General and administrative	6,615,164	8,260,744
Sales and marketing	1,604,807	1,538,462
Research and development	624,095	1,030,222
Depreciation and amortization	1,848,044	906,824
Total costs and expenses	14,292,065	12,366,261
Operating loss	(6,133,648)	(9,315,476)
Other (expense) income:
Other (expense) income, net	(97,280)	309,819
Changes in fair value of earn-out liabilities	38,500	450,000
Changes in fair value of warrant liabilities	658,250	7,381,500
Interest expense, net	(947,469)	(868,457)
Loss before income taxes from continuing operations	(6,481,647)	(2,042,614)
Income tax expense	—	(8,240)
Loss from continuing operations	(6,481,647)	(2,050,854)
Income / (loss) from discontinued operations, net of tax	26,710	(2,396,491)
Net loss	$(6,454,937)	$(4,447,345)

Continuing operations loss per common share, basic and diluted	$(0.12)	$(0.05)
Discontinued operations income/(loss) per common share, basic and diluted	$0.00	(0.05)
Net loss per common share, basic and diluted	$(0.12)	$(0.10)
Weighted average shares outstanding, basic and diluted (1)	54,027,862	42,953,447
(1) Pre-funded warrants, issued in December 2025, can be exercised for little consideration (an exercise price per share equal to $0.0001 per share), and 5,018,184 remain unexercised as of March 31, 2026.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock			Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares		Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—		$—	46,492,639	$4,650	3,213,678	$321	$169,944,031	$(156,512,096)	$13,436,906
Issuance of shares for fully vested restricted stock units	—		—	20,085	2	—	—	(2)	—	—
Cancellation of Class C Common Stock	—		—	—	—	(1,000,000)	(100)	100	—	—
Conversion of Class C Common Stock to Class A Common Stock	—		—	2,213,678	221	(2,213,678)	(221)	—	—	—
Closing costs from private investment in public equity transaction (1)	—		—	—	—	—	—	(22,091)	—	(22,091)
Share-based compensation	—		—	—	—	—	—	1,365,556	—	1,365,556
Net loss	—		—	—	—	—	—	—	(6,454,937)	(6,454,937)
Balance at March 31, 2026	—		$—	48,726,402	$4,873	—	$—	$171,287,594	$(162,967,033)	$8,325,434

	Preferred Stock			Class A Common Stock		Class C Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares		Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—		$—	39,575,499	$3,958	3,213,678	$321	$146,746,355	$(119,900,428)	$26,850,206
Issuance of common stock from Employee Stock Purchase Plan	—	0	—	3,995	—	—	—	—	—	—
Issuance of shares for fully vested restricted stock units	—		—	379,518	38	—	—	(38)	—	—
Share-based compensation	—		—	—	—	—	—	3,622,845	—	3,622,845
Net loss	—		—	—	—	—	—	—	(4,447,345)	(4,447,345)
Balance at March 31, 2025	—		$—	39,959,012	$3,996	3,213,678	$321	$150,369,162	$(124,347,773)	$26,025,706

(1) Pre-funded warrants, issued in December 2025, can be exercised for little consideration (an exercise price per share equal to $0.0001 per share), and 5,018,184 remain unexercised as of March 31, 2026.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(6,454,937)	$(4,447,345)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(658,250)	(7,381,500)
Changes in fair value of earn-out liabilities	(38,500)	(450,000)
Share-based compensation	1,365,556	3,622,845
Amortization of step-up in loans held for investment	—	169,607
Provision for credit losses on loans held for investment	194,269	661,963
Origination of loans and leases for resale	(13,460,365)	(7,869,448)
Proceeds from sale of loans and leases for resale	15,554,070	8,931,822
Gain on sale of loans and leases	(2,093,706)	(1,062,374)
Impairment (recovery) of lease merchandise	(50,192)	—
Depreciation and amortization	1,848,044	1,211,110
Non-cash operating lease expense	78,187	41,485
Changes in operating assets and liabilities:
Accounts receivable	(312,613)	(226,613)
Lease receivable	62,706	—
Interest receivable	4,080	75,070
Inventory	371,311	230,837
Prepaid expenses and other current assets	180,492	53,034
Deposits	18,445	(6,905)
Accounts payable	(611,889)	(373,712)
Accrued expenses	103,323	425,259
Deferred revenue	(151,700)	4,083
Operating lease liabilities	(76,498)	(41,485)
Net cash used in operating activities	(4,128,167)	(6,432,267)

Cash flows from Investing Activities
Additions to lease merchandise, net of disposals	242,666	(1,106,117)
Software development costs	(671,284)	(656,658)
Principal paydowns on loans held for investment	3,210,956	4,532,763
Disbursements for loans held for investment	(4,143,133)	(4,577,597)
Net cash used in investing activities	(1,360,795)	(1,807,609)

Cash flows from Financing Activities
Proceeds from revolving line of credit	4,440,659	2,270,331
Repayments on revolving line of credit	(3,210,955)	(2,343,207)
Net disbursement for closing costs from private equity transaction	(22,091)	—
Net cash provided by/(used in) financing activities	1,207,613	(72,876)
Net decrease in cash, cash equivalents and restricted cash	(4,281,349)	(8,312,752)
Cash, cash equivalents and restricted cash, beginning of period	16,117,319	36,589,607
Cash, cash equivalents and restricted cash, end of the period	$11,835,970	$28,276,855
Cash and cash equivalents from continued operations	$10,057,059	$28,039,959
Restricted cash from continued operations	1,589,586	236,896
Cash and cash equivalents from discontinued operations	189,325	—
Total cash, cash equivalents and restricted cash, end of the period	$11,835,970	$28,276,855

Supplemental Cash Flow Information
Cash paid for interest for convertible notes and revolving line of credit	$947,469	$868,457
Cash flows from discontinued operations are included in the above amounts and explained in Note 4.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
PSQ Holdings, Inc. (collectively "PSQH", or the "Company") is a financial technology company. Historically, the Company operated through three segments: Financial Technology, Marketplace, and Brands ("Financial Technology", "Marketplace", and "Brands"). In August 2025, the Company determined the Marketplace and Brands segments met the criteria for discontinued operations. Accordingly, the results of those segments have been reported as discontinued operations in the accompanying Unaudited Condensed Consolidated Financial Statements.
The Company now operates as a single reportable segment, Financial Technology ("FinTech"). The Financial Technology segment consists of three operating segments. See Note 15 — Segments for additional information on the operating segments.
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
Shares of the Company are listed on the New York Stock Exchange and trade under the symbol “NYSE:PSQH”, and public warrants are listed under the symbol "NYSE:PSQH.WS".
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
Note 2 — Liquidity
The Company's Unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $6.5 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively, and had negative cash flows from operations of $4.1 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had aggregate unrestricted cash and cash equivalents of $10.1 million and $14.6 million and net working capital of $11.2 million and $16.1 million, respectively.
For the three months ended March 31, 2026, the Company experienced higher than normal cash outflows related to legal and accounting expenses associated with the preparation of its Annual Report on Form 10-K and annual financial statement audit; although a significant portion of these costs were accrued in 2025, the related cash payments were made during the first quarter of 2026. In addition, the Company incurred approximately $1.2 million of non-recurring costs during the period, including $0.3 million of severance expenses.
Management continues to implement initiatives intended to reduce cash usage and improve operating efficiency. Through the strategic shift to focus exclusively on FinTech operations, the Company is improving its cash position and initiating a variety of cash management initiatives, including stronger revenues and margin run rates derived from the investments made in 2025, discontinuation of its Brands and Marketplace segments, reducing corporate operating expenses, and a staff reduction of 41% which occurred from September 2025 through March 2026. In addition, the Company is working to terminate and or reduce contractor and consulting agreements. These executed and planned reductions that started in quarter four of 2025 are expected to result in annualized cash savings of approximately $8.0 million. Additionally, management is considering further options such as completing a sale of EveryLife, amending the terms of the existing credit facility to access additional financing, and evaluating other areas to reduce compensation and costs if necessary.

In addition, the Company has access to an at-the-market offering program pursuant to which it may offer and sell shares of its Class A Common Stock from time to time, with $48.8 million in shares remaining available for issuance under the program as of March 31, 2026.
The Company’s future capital requirements will depend on many factors including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing, and research and development efforts. In order to finance these opportunities, the Company may need to raise additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. While there can be no assurances, the Company may need to pursue issuances of additional equity raises and debt rounds of financing. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected. The Company may not be able to complete the planned divestiture of EveryLife on the expected timeline, or at all, or the proceeds may be less than anticipated, which could adversely affect the Company's liquidity and capital resources.
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
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
During the third quarter of 2025, management committed to a plan to divest the Company's Brands and Marketplace segments to focus on core FinTech operations. As of September 30, 2025, both segments met held-for-sale and discontinued operations criteria. As of December 31, 2025, the Marketplace segment no longer met held-for-sale criteria and was reclassified as held for use. The Company recorded a $3.6 million impairment loss on Marketplace capitalized software assets during the fourth quarter of 2025. Despite this reclassification, the exit of the Marketplace segment continues to be presented as discontinued operations for the three months ended March 31, 2026 and 2025. The Brands segment continues to meet held-for-sale and discontinued operations as of March 31, 2026, with its assets and liabilities classified as held for sale and results reported as discontinued operations.
Unless otherwise noted, discussion within these notes to the Unaudited Condensed Consolidated Financial Statements relates to continuing operations. See Note 4 — Discontinued Operations for additional information about discontinued operations.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Such estimates include, but are not limited to, lease merchandise and related depreciation method, impairments, loans held for sale and related credit losses, fair values of net assets acquired, fair values of net assets held for sale, revenue recognition, loss on loan purchase commitment, discount on self-originated loans, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets, and other long-lived assets, estimates related to useful lives of capitalization software, estimation of contingencies, recoverability of deferred tax assets, the incremental borrowing rate applied to lease accounting, valuation of earn out liabilities and warrant liabilities, and estimation of income taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the consolidated financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s condensed consolidated financial position and results of operations.
Loss Per Share
The Company computes basic loss per share (“EPS”) by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. All securities that meet the definition of a participating security, irrespective of whether the securities are convertible, nonconvertible, or potential common stock securities, shall be included in the computation of basic EPS using the two-class method. However, when the different classes of units have identical rights and privileges except voting rights, whereby they share equally in dividends and residual net assets on a per unit basis, the classes can be combined and presented as one class for EPS purposes. As such, the Company has combined the Class A Common Stock and and Class C Common Stock for purposes of the EPS calculation.
Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when there are anti-dilutive, common stock equivalents, these are not considered in the computation. As of March 31, 2026, the Company’s restricted stock units (“RSUs”) and warrants were not considered in the computation as they are anti-dilutive. As of March 31, 2026, there were no anti-dilutive shares or common stock equivalents outstanding.
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
Upon the sale of a loan to a third-party loan buyer or unconsolidated securitization trust in which the Company retains servicing rights, the Company may recognize a servicing asset or liability. A servicing asset or liability arises when the Company's contractual servicing fee with a counterparty differs from the adequate compensation rate that would be required by a third party to service the same portfolio of assets, as defined by ASC 860. Servicing assets and liabilities are measured and recorded at fair value and are presented as a component of prepaid expenses and other current assets or accrued expenses, respectively, on the accompanying Condensed Consolidated Balance Sheets. The recognition of a servicing asset results in a corresponding increase to gain on sales of loans. The recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. The servicing rights are remeasured at fair value each period, with the subsequent adjustment recognized in servicing income.
Lease Merchandise, net
The Company leases goods, consisting primarily of sporting goods, to its customers under certain terms agreed to by the customer and recognizes revenue straight-line over the lease term in accordance with Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments. Leases typically range between 12 and 24 months. All the Company's customer agreements are considered operating leases. The consumer goods under operating leases are initially recorded at cost and depreciated on a straight-line basis over the term of the related leases to the consumer goods estimated residual value. All lease assets are purchased concurrently with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Upon transfer of ownership of merchandise to customers, resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. Amounts shown in the condensed consolidated balance sheets are net of accumulated depreciation and impairment.
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
A disposal group that meets the criteria in ASC 205-20-45 for discontinued operations—specifically, if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results—is presented as discontinued operations. For such transactions, the operating results of the disposal group, including any gain or loss on sale, are presented as discontinued operations in the Condensed Consolidated Statements of Operations for all years presented.
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
Further, as of March 31, 2026, the Brands segment continues to meet the held-for-sale criteria under ASC 360-10 and the discontinued operations criteria under ASC 205-20-45. Accordingly, the assets and liabilities of the Brands segment are presented as held for sale in the Condensed Consolidated Balance Sheets, and the results of operations of the Brands segment are presented as discontinued operations in the Condensed Consolidated Statements of Operations. Refer to Note 4 — Discontinued Operations for additional financial information regarding these transactions.

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
For the three months ended March 31, 2026, two customers accounted for 43% of the Company’s revenue. For the three months ended March 31, 2025, one customer accounted for 31% of the Company’s revenue.
As of March 31, 2026, one customer and two payment processing partners (acting in an agent capacity with respect to certain payment transactions) accounted for 90% of the Company’s accounts receivable. As of December 31, 2025, one customer and two payment processing partners (acting in an agent capacity with respect to certain payment transactions) accounted for 94% of the Company’s accounts receivable.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"). Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted ASU 2025-05 beginning January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its Unaudited Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 permits entities to use either 1) a prospective transition approach, 2) a modified transition approach, or 3) a retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 on the Unaudited Condensed Consolidated Financial Statements.
In November 2025, the FASB issued ASU No. 2025-08, Financial instruments – Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08"), which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under ASU 2025-08, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (purchased seasoned loans) by recognizing them at their purchase price plus an allowance for expected credit losses (gross-up approach). Purchased seasoned loans are defined as either: (1) non-purchased credit deteriorated ("PCD") loans that are obtained in a business combination, or (2) non-PCD loans that (a) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (b) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. ASU 2025-08 also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance. ASU 2025-08 is effective for interim and annual reporting periods beginning after December 15, 2026. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently assessing the impact of ASU 2025-08 on its Unaudited Condensed Consolidated Financial Statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2025-11 on its Unaudited Condensed Consolidated Financial Statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 adds clarification, corrects errors, or makes minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period and adoption can be applied on prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its Unaudited Condensed Consolidated Financial Statements and disclosures.
The Company has assessed the adoption impacts of recently issued accounting standards by the FASB on the Company’s Unaudited Condensed Consolidated Financial Statements as well as material updates to previous assessments, if any, to the Company’s annual audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2025.

Note 4 — Discontinued Operations
In August 2025, the Company announced its plan to monetize the Brands segment through the sale of EveryLife and its Marketplace segment through a sale or by strategically repurposing its intellectual property to enhance its Financial Technology offerings. During the third quarter of 2025, the Company evaluated each divestiture individually and determined each represented a strategic shift and met held-for-sale and discontinued operations accounting criteria. Accordingly, the Company began to separately report the results of these segments as discontinued operations in its Condensed Consolidated Statements of Operations and presented the related assets and liabilities as held for sale in its Condensed Consolidated Balance Sheets.
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
As of March 31, 2026, the Brands segment continues to meet the held-for-sale and discontinued operations accounting criteria. Management expects to enter into a definitive agreement during the first half of 2026 and continues to engage with interested parties. The assets and liabilities of the Brands segment continue to be presented as held for sale in the Condensed Consolidated Balance Sheets. The results of both the Marketplace and Brands segments are reported in the “Income/(Loss) from discontinued operations, net of tax” line in the condensed Consolidated Statements of Operations.
The following table summarizes the key components of the operating results of the discontinued operations within the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026		For the three months ended March 31, 2025
	Marketplace	Brands	Marketplace	Brands
Revenues, net	$85,567	$3,581,557	$428,649	$3,270,187
Cost of revenues (exclusive of depreciation and amortization shown below)	597	—	104,310	1,926
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,344	2,245,274	412	2,072,862
Operating costs	42,282	1,258,056	1,490,789	2,098,113
Depreciation and amortization	—	—	269,261	35,025
Operating income/(loss)	41,344	78,227	(1,436,123)	(937,739)
Other expense, net	(15,000)	(77,861)	(22,629)	—
Income/(Loss) from discontinued operations, net of tax	$26,344	$366	$(1,458,752)	$(937,739)

Assets and liabilities of segments classified as held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, consist of the following:

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$189,325	$353,355
Accounts receivable, net	83,342	72,372
Inventory	2,293,892	2,665,203
Prepaid expenses and other current assets	219,666	215,986
Intangible assets, net	1,072,762	1,072,762
Deposits	9,798	28,243
Total assets held for sale	$3,868,785	$4,407,921

Liabilities
Current liabilities:
Accounts payable	$440,802	$854,889
Accrued expenses	284,819	357,183
Deferred revenue	1,167,559	1,399,969
Total liabilities held for sale	$1,893,180	$2,612,041
The cash flows related to the discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows.

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(343,389)	$(873,842)
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
Note 6 — Goodwill and Intangible Assets, Net
Goodwill as of March 31, 2026 and December 31, 2025 was $10.9 million, which resulted from the Credova Merger and is included in the Financial Technology segment.
The following table summarizes intangible assets, net:

	Useful Life	March 31, 2026	December 31, 2025
Capitalized software development costs	1-5 years	$9,373,674	$8,702,390
Trademark and tradenames	5 years	1,700,000	1,700,000
Internally developed software	3 years	3,600,000	3,600,000
Merchant relationships	5 years	5,900,000	5,900,000
State operating licenses	Indefinite	975,000	975,000
Purchased technology	1-15 years	212,177	212,177
Total intangible assets		21,760,851	21,089,567
Less: Accumulated amortization		(7,967,581)	(6,516,244)
Total intangible assets, net		$13,793,270	$14,573,323
Amortization expenses were approximately $1.5 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, estimated future amortization expense is expected as follows:

Remainder of 2026	$4,414,906
2027	4,807,782
2028	3,144,661
2029	343,214
2030	12,567
Thereafter	95,140
$12,818,270

Note 7 — Loans Held for Investment, Net
The amortized cost basis of the Company's loans held for investment by delinquency status as of March 31, 2026:

		Past Due
	Current	30-59 Days	60-89 days	> 90 days	Total
Loans held for investment	$8,904,302	$49,771	$27,329	$17,340	$8,998,742
Allowance for credit losses					(922,929)
Loans held for investment, net					$8,075,813
The amortized cost basis of the Company's loans held for investment by delinquency status as of December 31, 2025:

		Past Due
	Current	30-59 Days	60-89 days	> 90 days	Total
Loans held for investment	$8,173,364	$56,831	$24,233	$12,882	$8,267,310
Allowance for credit losses					(929,406)
Loans held for investment, net					$7,337,904
These loans have a variety of lending terms and have original maturities ranging from six weeks to 60 months. Because the Company’s loan portfolio focuses on unsecured installment loans, the Company evaluates the portfolio as a single homogeneous loan portfolio and performs further analysis by product type as needed.
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

The following tables present an analysis of the credit quality of the amortized cost basis excluding accrued interest receivable, by calendar year of origination on loans held for investment as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortization Costs Basis by Calendar Year of Origination
	2026	2025	Prior	Total
A	$2,136,966	$1,512,861	$70,886	$3,720,713
B	1,923,921	1,156,576	70,484	3,150,981
C	797,387	740,942	126,411	1,664,740
D	226,740	226,387	9,181	462,308
Total amortized cost basis	$5,085,014	$3,636,766	$276,962	$8,998,742

	December 31, 2025
	Amortization Costs Basis by Calendar Year of Origination
	2025	2024	Prior	Total
A	$3,366,828	$104,402	$506	$3,471,736
B	2,639,049	118,046	7,976	2,765,071
C	1,384,930	153,755	34,452	1,573,137
D	445,093	5,102	7,171	457,366
Total amortized cost basis	$7,835,900	$381,305	$50,105	$8,267,310
The following tables summarize the balances of and changes in allowance for credit losses on loans held for investment as of March 31, 2026 and December 31, 2025:

Balance at January 1, 2026	$929,406
Charge-offs	(200,746)
Provision for credit losses	194,269
Balance at March 31, 2026	$922,929

Balance at January 1, 2025	$816,045
Charge-offs	(901,450)
Provision for credit losses	1,014,811
Balance at December 31, 2025	$929,406
Note 8 — Lease Merchandise, Net
The Company's lease merchandise, net of accumulated depreciation as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Lease merchandise	$1,817,408	$2,300,781
Less: Accumulated depreciation	(1,095,079)	(1,011,294)
Lease merchandise, net	$722,329	$1,289,487
Depreciation expense on lease merchandise for the three months ended March 31, 2026 was $0.4 million. Depreciation expense on lease merchandise for the three months ended March 31, 2025 was $0.1 million.

The Company's merchandise on operating leases consisted mostly of sporting goods during the three months ended March 31, 2026. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
The Company recognized a recovery on leased merchandise of $0.1 million for the three months ended March 31, 2026 and this recovery is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. There was no impairment on leased merchandise during the three months ended March 31, 2025.
Note 9 — Revolving Line of Credit
The Company assumed a $10.0 million revolving loan with a finance company through the Credova Merger. On March 12, 2026, the Company entered into the Second Amended and Restated Loan and Security Agreement, which extends the funding termination date through July 31, 2027. The line of credit will bear interest at an annual rate of 14.5% with a minimum interest requirement. The borrowing base is set at 89% of the unpaid principal balance of pledged receivables that are no more than 60 days past due. The amendment contains customary covenants, trigger events, representations and warranties. Certain assets at Credova are assigned as collateral.
The revolving line of credit maturity date is subsequent to the revolving period, which is the earlier of: (a) nine months following the funding termination date of July 31, 2027 and (b) the remittance date on which the aggregate outstanding advances are $1.0 million or below.
Monthly remittance remains in effect with a borrowing base calculation. During the amortization period, the Company will repay the aggregate outstanding advances until such aggregate outstanding advances do not exceed the borrowing base, and then 100% of the remaining collections until the aggregate outstanding advances have been reduced to zero.
As of March 31, 2026 and December 31, 2025, the outstanding advances under this revolving loan totaled $7.4 million and $6.2 million, respectively.
Note 10 — Convertible Promissory Notes
Promissory Note Exchange
Prior to the execution of the Credova Merger Agreement, Credova, PSQ Holdings, Inc. and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the closing of the transactions contemplated by the Credova Merger Agreement (the "Credova Closing"), the Participating Noteholders delivered their Subdebt Notes of Credova for cancellation, in exchange for newly-issued replacement notes issued by PSQ Holdings, Inc., convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes accrue simple interest at 9.75% per annum and have 10-year maturity dates.
Pursuant to the terms of the Replacement Notes, at any time after the closing of the transactions contemplated by the Credova Closing, Participating Noteholders could have elected to convert their Replacement Notes into a number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 4.63641, subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A Common Stock if the daily volume-weighted average trading price of the Company Class A Common Stock exceeds 140% of the Conversion Price on each of at least 10 consecutive trading days during the 20 trading day period prior to notice of such required conversion. The Company determined the embedded derivatives did not require bifurcation.
Credova Subdebt Notes not exchanged for Replacement Notes at the Credova Closing were canceled following payment in full in cash.
As of March 31, 2026 and December 31, 2025, the convertible promissory notes payable was $8.4 million.

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
Note 11 — Related Parties
In August 2024, the Company entered into a strategic consulting agreement with an individual who was appointed to the Board of Directors of the Company (the "Board") in December 2024. The individual was engaged by the Company to provide strategic advice and assistance with partnership development and marketing leadership for a fixed fee of $42,000 per month plus 100,000 RSUs which vested one year from the grant date. During the three months ended March 31, 2026, the Company incurred $42,000, all of which was accrued. The Company also paid $42,000 during the period, which related to a December 2025 invoice. During the three months ended March 31, 2025, the Company incurred $126,000, of which $42,000 was paid and $84,000 was accrued.
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
2023 Stock Incentive Plan
Awards may be made under the Plan for up to such number of shares of Class A Common Stock of the Company as is equal to the sum of:
(A)a number of shares of Class A Common Stock equal to fifteen percent (15%) of the outstanding shares of all classes of Company Common Stock.
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
Restricted Stock Units
During the three months ended March 31, 2026, and 2025, the Company issued RSU’s under the 2023 Stock Incentive Plan to employees, advisors, and members of the Board. Each RSU entitles the recipient to one share of the Company's Class A Common Stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.
Share-based compensation expense for RSUs is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, RSUs during the three-month period ended March 31, 2026 is presented below:

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2026	2,941,400	$3.45
Granted	350,001	$1.12
Forfeited	(436,376)	$4.47
Vested	(9,167)	$2.58
Unvested as of March 31, 2026	2,845,858	$2.93
Vested and unsettled as of March 31, 2026	557,230	$3.13
As of March 31, 2026 and December 31, 2025 there were 5,749,421 and 3,272,726 RSUs, respectively, authorized but not issued.
As of March 31, 2026, unrecognized compensation cost related to the grant of RSUs was approximately $4.4 million. Unvested outstanding RSUs as of March 31, 2026 and December 31, 2025 had a weighted average remaining vesting period of 1.13 years and 1.42 years, respectively.
As of March 31, 2026, the Company had 557,230 RSUs vested but unsettled. It is the Company's historical practice to facilitate a "sell-to-cover" transaction to satisfy employees' tax withholding obligations upon vesting. The Company expects to settle these shares following the filing of this Quarterly Report on Form 10-Q.
Share-based Compensation Expense Relating to Earn-out
In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award.
The Company recorded $0.9 million for each of the three months ended March 31, 2026 and 2025 of share-based compensation expense, related to the earn-out shares. As of March 31, 2026, unrecognized compensation cost related to the earn-out shares was approximately $7.6 million.
Stock Award Modification
On January 6, 2026, in connection with the significant change in operating roles of the Company's former Chief Strategic Officer and Chief Operating Officer, the Company modified their unvested RSUs, allowing all unvested RSUs to continue to vest in accordance with their original terms. No other changes were made to the award. The Company determined that the change in operating roles was considered a significant reduction and accounted for the changes as a Type III accounting modification (improbable-to-probable) under ASC 718. Accordingly, the Company reversed all share-based compensation expense previously recorded on the awards that are not expected to vest under the original terms. The Company reversed $0.9 million in share-based compensation expense for the three months ended March 31, 2026 included in the general and administrative expenses in the Condensed Consolidated Statements of Operations. Total share-based compensation expense equal to the modification date fair value, will be recognized prospectively over the remaining requisite service period, beginning on the modification date.
Note 13 — Stockholders' Equity
Class C Share Forfeiture and Conversion
In connection with the separation of the Company's former Chief Executive Officer, on January 27, 2026, the Company cancelled 1,000,000 shares of Class C Common Stock previously held by the executive in accordance with the terms of the Separation and Release of Claims Agreement. As a result of the cancellation, the shares are no longer issued or outstanding.

In addition, on February 27, 2026, the remaining 2,213,678 shares of Class C Common Stock held by the former Chief Executive Officer were converted into an equivalent number of shares of Class A Common Stock in accordance with the Company's governing equity documents.
These transactions resulted in a decrease in Class C Common Stock and a corresponding increase in Class A Common Stock, with no impact on total stockholders' equity.
Capital Raise and Offering Costs
On December 18, 2025, the Company completed a securities purchase agreement, resulting in gross proceeds of $7.5 million. The proceeds were recorded as an increase to common stock and additional paid-in capital ("APIC") based on the number of shares issued and the offering price. The Company incurred incremental costs directly attributable to the securities purchase agreement consisting of legal, accounting and other professional fees, which were recorded as a reduction of the gross proceeds from the offering and reflected as a decrease to APIC. During the three months ended March 31, 2026, the Company recognized $22,091 of additional offering costs related to the prior period capital raise. These amounts were reflected as a reduction to APIC in the current period. No additional shares were issued in connection with the recognition of these costs. As of March 31, 2026, total offering costs associated with this financing transaction were $0.8 million.
At-The-Market Offering
On May 23, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) and TCBI Securities, Inc., doing business as Texas Capital Securities (“TCS”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A Common Stock, having an aggregate offering price of up to $50.0 million. No shares were sold pursuant to the Sales Agreement during the three months ended March 31, 2026. As of March 31, 2026, $48.8 million in shares remain available for issuance under the program.
Note 14 — Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$3,195,612	$—	$—	$3,195,612

Liabilities
Warrant liabilities – Public Warrants	$230,000	$—	$—	$230,000
Warrant liabilities – Private placement warrants(1)	—	—	342,000	342,000
Earn-out liabilities(2)	—	—	501,500	501,500
Total liabilities	$230,000	$—	$843,500	$1,073,500

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$3,168,199	$—	$—	$3,168,199

Liabilities
Warrant liabilities – Public Warrants	$546,250	$—	$—	$546,250
Warrant liabilities – Private placement warrants(1)	—	—	684,000	684,000
Earn-out liabilities(2)	—	—	540,000	540,000
Total liabilities	$546,250	$—	$1,224,000	$1,770,250
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
The following tables summarize the balances of and changes in Level 3 private placement warrants and earn-out liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

	Private Placement Warrants	Earn-out Liabilities
Balance at January 1, 2026	$684,000	$540,000
Change in fair value during the period	(342,000)	(38,500)
Balance at March 31, 2026	$342,000	$501,500

Balance at January 1, 2025	$5,586,000	$620,000
Change in fair value during the period	(4,104,000)	(450,000)
Balance at March 31, 2025	$1,482,000	$170,000
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
As of March 31, 2026, the Company operates under one reportable segment: Financial Technology. The Financial Technology reportable segment is comprised of the following three operating segments:
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
The following tables set forth the Company’s revenues, net, segment non-GAAP gross profits and segment non-GAAP operating loss and operating loss for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Revenues, net:
Financial Technology
Direct revenue	$680,046	$715,767
Interest income on loans	818,978	588,496
Loan and lease contracts sold, net	2,093,706	1,062,374
Lease merchandise, net	904,073	112,804
Payment processing revenues (1)	3,661,614	571,344
Total revenues, net	$8,158,417	$3,050,785
(1)Includes both PSQ Payments and PSQ Impact revenues.

	For the three months ended March 31,
	2026	2025
Revenues, net	$8,158,417	$3,050,785
Cost of revenues attributable to segments(1)	(3,598,279)	(606,538)
Segment non-GAAP Gross Profit	4,560,138	2,444,247
Operating expenses attributable to segments	(5,416,208)	(5,258,682)
Segment non-GAAP operating loss	(856,070)	(2,814,435)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments	(2,063,978)	(1,971,372)
Share-based compensation expense(1)	(1,365,556)	(3,622,845)
Depreciation and amortization	(1,848,044)	(906,824)
Operating loss	(6,133,648)	(9,315,476)
Other expense, net	(347,999)	7,272,862
Loss before income taxes	$(6,481,647)	$(2,042,614)
(1)$1,676 and $23,471 categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively, have been included in the "Share-based compensation expense" line item.
No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.

Note 16 — Commitments and Contingencies
Other Legal Matters
From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2026, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.
Note 17 — Subsequent Events
The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the Condensed Consolidated Balance Sheets date through the date the condensed consolidated financial statements were issued.
On April 1, 2026, James Rinn provided notice to the Company of his resignation from the position of Chief Financial Officer, effective April 30, 2026. Mr. Rinn's resignation was not the result of a disagreement between Mr. Rinn and the Company or any matter relating to the Company's operations, policies, or practices.
On April 6, 2026, the Board appointed Michael Pena to the role of Chief Financial Officer and Krista Wenzel to the role of Chief Accounting Officer, both effective May 1, 2026.

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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated by reference herein, and in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. These risks and others described under “Risk Factors” may not be exhaustive.
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
Unless the context otherwise requires, references, in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "PSQ Holdings, Inc.," "we," "us," "our," and the "Company" refer to PSQ Holdings, Inc. and its consolidated subsidiaries.
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
As of March 31, 2026, the Company continues to actively pursue the monetization of the Brands segment, and the sale process remains ongoing. Management expects to enter into a definitive agreement during the first half of 2026 and continues to engage with interested parties.

Effective December 31, 2025, PSQ Holdings, Inc. operates under one reportable segment: Financial Technology ("Financial Technology" or "FinTech"). The Financial Technology reportable segment is comprised of three operating segments, Credova, a "Buy Now, Pay Later" company focused on the outdoors & shooting sports industry; PSQ Payments, a "cancel-proof" payments processing company; and PSQ Impact, a payments and fundraising platform serving nonprofit organizations and political campaigns.
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
Recent Developments
Board of Director and Executive Leadership Updates
On January 7, 2026, the Company announced updates to its Board and executive leadership structure intended to delineate board oversight, enhance operational focus, and position the Company for its next phase of growth as a scaled public FinTech platform. The leadership updates include:
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
On April 1, 2026, James Rinn provided notice to the Company of his resignation from the position of Chief Financial Officer, effective April 30, 2026. Mr. Rinn's resignation was not the result of a disagreement between Mr. Rinn and the Company or any matter relating to the Company's operations, policies, or practices.
On April 6, 2026, the Board appointed Michael Pena to the role of Chief Financial Officer, Treasurer and Krista Wenzel to the role of Chief Accounting Officer, both effective May 1, 2026.

NYSE Notice of Non-Compliance

On February 10, 2026, the Company received written notice from the New York Stock Exchange (the “NYSE”) that the Company is not in compliance with the NYSE Listed Company Manual (i) Rule 802.01B, relating to the Company's required minimum total market capitalization over a consecutive 30 trading-day period and minimum stockholders equity, and (ii) Rule 802.01C, relating to the minimum average closing price of the Company's Class A Common Stock, required over a consecutive 30 trading-day period. This notice does not result in the immediate delisting of the Company's Class A common stock. The Company responded to the NYSE within 10 business days of its intent to submit a business plan to regain compliance with Rule 802.01B and to cure its non-compliance with Rule 802.01C, and submitted a business plan to the NYSE within 45 days demonstrating compliance with Rule 802.01B within 18 months of receipt of the notice. If the NYSE accepts the business plan, the Company will be subject to quarterly monitoring; if the NYSE does not accept the plan or the Company fails to comply with the plan, the NYSE may commence suspension and delisting procedures. [FD1] The Company can gain compliance with Rule 802.01C at any time within the six-month cure period if, on the last trading day of any calendar month during the cure period, the Class A common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on that date. On February 17, 2026, the Company issued a press release regarding the NYSE notice.

Second Amended and Restated Loan and Security Agreement
On March 12, 2026, the Company entered into the Second Amended and Restated Loan and Security Agreement which extends the funding termination date through July 31, 2027. No other material changes were made to the terms of the Company's Amended and Restated Loan and Security Agreement as a result of this agreement.
Components of Results of Operations
During the three months ended March 31, 2026 and 2025, our net loss was $6.5 million and $4.4 million, respectively. During the three months ended March 31, 2026, our net loss increased $2.0 million as compared to the three months ended March 31, 2025, primarily due to an increase in total costs and expenses of $1.9 million, decrease in the change in fair value of the warrant liabilities of $6.7 million, decrease in the change in fair value of the earnout liabilities of $0.4 million and increase in interest and other expenses of $0.5 million. This was partially offset by an increase in revenues of $5.1 million and decrease in loss from discontinued operations of $2.4 million.
Revenues, net
We generate revenues from our one segment: Financial Technology, as summarized below.
Financial Technology
Credova principally generates "Buy Now, Pay Later" revenue from five activities: revenue from sale of loan and lease contracts, revenue from interest earned on loans, revenue from rent payments on leased merchandise, revenue from retailer discounts, and origination fees paid by third parties earned in connection with providing financing on consumer goods. Revenue from the Company’s sales of loans and leases is recognized at a point in time when the Company satisfies a performance obligation by transferring control of the loans and leases to a third party. Interest on loans is calculated by the simple-interest method on daily balances of the principal amount outstanding. Revenue from leases is recognized over time when the Company satisfies a performance obligation based on the agreed upon financing terms. Revenue from retailer discounts is recognized at a point in time when the Company satisfies performance obligations by purchasing the contract from the merchant in connection with a merchant-originated consumer financing product. Origination fees from lenders are recognized at time of loan origination.
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
Non-Operating Income and Other Items
Other (Expense) Income, net
Other income, net relates to interest income earned on the money market accounts and a gain resulting from the sale of leased assets for the three months ended March 31, 2026.
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

Changes in Fair Value of Warrant Liabilities
Changes in fair value of warrant liabilities are recorded in the Condensed Consolidated Statement of Operations as the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. We record the warrant liabilities at their fair values at each reporting period.
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
•Revenue per headcount
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
GMV of Financial Technology Segment
In addition to revenue, net loss, and other results under U.S. generally accepted accounting principles ("U.S. GAAP"), the following table sets forth key operating metrics we use to evaluate our Financial Technology segment.

	Three Months Ended March 31,
	2026	2025	% Change
GMV - Credit	$15,072,530	$11,398,052	32%
GMV - PSQ Payments	$186,221,940	$36,032,985	417%
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions generated from the Financial Technology segment during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three months ended March 31, 2026 and 2025, GMV - Credit was $15.1 million and $11.4 million, respectively, which represented an approximate change of 32% as compared to the same period in 2025.

For the three months ended March 31, 2026, our top five merchants and platform partners represented approximately 56% of total GMV - Credit, as compared to 58% for the three months ended March 31, 2025. GMV - Credit attributable to our largest merchant during each of the three months ended March 31, 2026 and 2025 represented 23% of total GMV - Credit. The slight decrease in concentration among our top five merchants reflect the impact of onboarding new merchants, which has diversified the overall merchant mix.
GMV – Credit increased year-over-year, driven by higher consumer conversion and approval rates, a less pronounced seasonal decline following the holiday period compared to the prior year period, and the impact of customer re-engagement initiatives.

Industry conditions remained below prior-year levels. According to the National Shooting Sports Foundation (“NSSF”), U.S. firearm sales as measured by NSSF-adjusted National Instant Criminal Background Check System (“NICS”) checks declined in 2025 compared to 2024, and early 2026 trends indicate continued year-over-year softness. These trends reflect a combination of reduced consumer purchasing urgency and macroeconomic factors, including inflationary pressures and constrained discretionary spending. Despite these dynamics, the industry continues to demonstrate a consistent baseline level of demand, with monthly adjusted background checks exceeding one million.

The Company continues to implement initiatives designed to support growth and diversification, including expansion into new and tangential retail verticals, increased customer re-engagement, development of new financial products, and enhancements to underwriting processes through data-driven tools.
For the three months ended March 31, 2026 and 2025, GMV - PSQ Payments was $186.2 million and $36.0 million, respectively, which represented an approximate change of 417%, as compared to the same period in 2025.
GMV – PSQ Payments increased year-over-year, driven primarily by an increased number of merchants actively processing through our solution.
For the three months ended March 31, 2026, our top three merchants accounted for approximately 73% of total GMV – PSQ Payments, with our largest merchant representing 37% of total GMV – PSQ Payments. As PSQ Payments was a nascent business during this same period in 2025 and only a few merchants were actively processing through our solution, management believes first quarter 2025 GMV Payments breakdown by merchant is not beneficial to provide.
Revenue per Headcount
Beginning in the first quarter 2026, the Company started tracking revenue per headcount as a key operating metric to evaluate our efficiency and productivity relative to peers.
We define revenue per headcount as total revenue for the period divided by the number of full-time equivalent employees ("FTEs") as of the last day of the period. FTEs include full-time employees.
The following table summarizes our revenue per headcount:

	For the three months ended March 31,
	2026	2025
Revenue per headcount:	$173,583	$44,864
For the three months ended March 31, 2026, total FTEs were 47 compared to 68 for the three months ended March 31, 2025. The year-over-year increase is driven by a 167% increase in revenue growth coupled with a 31% decrease in headcount.
Management uses this metric to: i) assess operational efficiency and scalability of the business; ii) benchmark performance against industry peers; and iii) inform decisions regarding hiring, resource allocation, and cost structure. Because this metric uses a point-in-time headcount measure, it may be influenced by the timing of hiring or workforce reductions during the period and may not fully reflect average staffing levels.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 found elsewhere in this document.
The following table sets forth our Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, and the dollar and percentage change between the two periods:

	For the Three Months Ended March 31,
	2026	2025	Variance ($)	Variance (%)
Revenues, net	$8,158,417	$3,050,785	$5,107,632	167%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	3,599,955	630,009	2,969,946	471%
General and administrative	6,615,164	8,260,744	(1,645,580)	(20)%
Sales and marketing	1,604,807	1,538,462	66,345	4%
Research and development	624,095	1,030,222	(406,127)	(39)%
Depreciation and amortization	1,848,044	906,824	941,220	104%
Total costs and expenses	14,292,065	12,366,261	1,925,804	16%
Operating loss	(6,133,648)	(9,315,476)	3,181,828	(34)%
Other (expense) income:
Other (expense) income, net	(97,280)	309,819	(407,099)	(131)%
Changes in fair value of earn-out liabilities	38,500	450,000	(411,500)	(91)%
Changes in fair value of warrant liabilities	658,250	7,381,500	(6,723,250)	(91)%
Interest expense, net	(947,469)	(868,457)	(79,012)	9%
Loss before income taxes from continuing operations	(6,481,647)	(2,042,614)	(4,439,033)	217%
Income tax expense	—	(8,240)	8,240	(100)%
Loss from continuing operations	$(6,481,647)	$(2,050,854)	$(4,430,793)	216%
Income / (loss) from discontinued operations, net of tax	26,710	(2,396,491)	2,423,201	(101)%
Net loss	$(6,454,937)	$(4,447,345)	$(2,007,592)	45%
Revenues, net

	For the three months ended March 31,
	2026	2025
Revenues, net:
Financial Technology
Direct revenue	$680,046	$715,767
Interest income on loans	818,978	588,496
Loan and lease contracts sold, net	2,093,706	1,062,374
Lease merchandise, net	904,073	112,804
Payment processing revenues (1)	3,661,614	571,344
Total revenues, net	$8,158,417	$3,050,785
(1)Includes both PSQ Payments and PSQ Impact revenues.

Revenues, net increased by $5.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily related to the launch of PSQ Payments, the increase in loan and lease contracts sold and the addition of lease merchandise revenue.
Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) increased by $3.0 million, or 471%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is primarily attributed to an increase in transaction fees as a result of the launch of PSQ Payments.
General and Administrative Expenses
General and administrative expenses decreased by $1.6 million, or 20%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to the reduction in share-based compensation expense of $1.7 million, partially offset by $0.1 million of other general and administrative expenses.
Sales and Marketing Expenses
Sales and marketing expenses increased $0.1 million, or 4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is primarily due to a $0.4 million increase in employee compensation, partially offset by a decrease of share-based compensation of $0.1 million and other sales and marketing costs of $0.2 million.
Research and Development Expenses
Research and development expenses decreased by $0.4 million, or 39%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $0.4 million decrease in share-based compensation expense.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $0.9 million, or 104%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was related to the depreciation of leased assets of $0.3 million and the amortization of capitalized software development costs of $0.6 million.
Other (Expense) Income, net
Other income, net decreased by $0.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to a $0.2 million loss on sale of leased assets along with $0.3 million less interest income earned on the money market accounts.
Changes in Fair Value of Earn-out Liabilities
Changes in fair value of earn-out liabilities decreased by $0.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The change was due to the fluctuation in the fair value of the earn-out liabilities at the end of the reporting period.
Changes in Fair Value of Warrant Liabilities
Changes in fair value of warrant liabilities decreased by $6.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The change was due to the fluctuation in the fair value of the warrant liabilities at the end of the reporting period.
Interest Expense, net
Interest expense, net increased by $0.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due to the interest paid on the revolving line of credit.

Income Tax Benefit (Expense)
Income tax benefit (expense) decreased by an insignificant amount for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily related to state income tax.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been funds from financing activities. We have reported net losses of $6.5 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively, and had negative cash flows from operations of $4.1 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had aggregate unrestricted cash and cash equivalents of $10.1 million and $14.6 million and net working capital of $11.2 million and $16.1 million, respectively.
The Company believes its existing cash and cash equivalents, together with anticipated cash proceeds from the planned sale of the Brands segment, will be sufficient to fund its operating and capital needs for at least the next twelve months from the date of the Condensed Consolidated Financial Statements were available to be issued. In addition, the Company has access to an at-the-market equity offering program pursuant to which it may offer and sell shares of its Class A Common Stock from time to time, with $48.8 million in shares remaining available for issuance and sale under the program as of March 31, 2026.
Management continues to implement initiatives intended to reduce cash usage and improve operating efficiency. Through the strategic shift to focus exclusively on FinTech operations, the Company is improving its cash position and initiating a variety of cash management initiatives, including stronger revenues and margin run rates derived from the investments made in 2025, discontinuation of its Brands and Marketplace segments, reducing corporate operating expenses, and a staff reduction of 41% which occurred from September 2025 through March 2026. In addition, the Company is working to terminate and or reduce contractor and consulting agreements. These executed and planned reductions that started in the fourth quarter of 2025 are expected to result in annualized cash savings of approximately $8.0 million. Additionally, management is considering further options such as completing a sale of EveryLife, amending the terms of the existing credit facility to access additional financing, and evaluating other areas to reduce compensation and costs if necessary.
The Company’s future capital requirements will depend on many factors including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing, and research and development efforts. In order to finance these opportunities, the Company may need to raise additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. While there can be no assurances, the Company may need to pursue issuances of additional equity raises and debt rounds of financing. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected. The Company may not be able to complete the planned divestiture of EveryLife on the expected timeline, or at all, or the proceeds may be less than anticipated, which could adversely affect the Company's liquidity and capital resources.
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

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table shows our cash flows for both continuing and discontinuing operations used in operating activities, investing activities and financing activities for the stated periods:

	For the three months ended March 31,
	2026	2025	$ Change
Net cash used in operating activities	$(4,128,167)	$(6,432,267)	$2,304,100
Net cash used in investing activities	$(1,360,795)	$(1,807,609)	$446,814
Net cash provided by/(used in) financing activities	$1,207,613	$(72,876)	$1,280,489
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $4.1 million compared to $6.4 million for the three months ended March 31, 2025. The decrease in cash used in operating activities was due primarily to an increase of $2.0 million in net loss, offset by a decrease in fair value of warrant liabilities of $6.7 million, a decrease in fair value of earn-out liabilities of $0.4 million, a decrease in the net cash used by operating assets and liabilities of $0.6 million and a decrease of $2.3 million in non-cash related expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $1.4 million compared to $1.8 million net cash used in investing activities for the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2026 primarily related to $0.2 million of reductions to lease merchandise offset by $0.7 million of software development costs and $0.9 million of net decrease in loans held for investment. Net cash used in investing activities for the three months ended March 31, 2025 primarily related to $0.7 million of software development costs and $1.1 million of additions to lease merchandise.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by/(used in) financing activities for the three months ended March 31, 2026 was $1.2 million compared to $0.1 million used in financing activities for the three months ended March 31, 2025. The increase was primarily due to an increase of $1.3 million in the revolving line of credit balance.
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

For the periods presented, we define non-GAAP operating loss as GAAP operating loss, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	For the Three Months Ended March 31,
	2026	2025
Reconciliation:
GAAP operating loss	$(6,133,648)	$(9,315,476)
Non-GAAP adjustments:
Corporate costs not allocated to segments	(2,063,978)	(1,971,372)
Share-based compensation expense	(1,365,556)	(3,622,845)
Depreciation and amortization	(1,848,044)	(906,824)
Non-GAAP operating loss	$(856,070)	$(2,814,435)
Off-Balance Sheet Arrangements.
None.
Critical Accounting Policies and Estimates
We prepare our Condensed Consolidated Financial Statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, balance sheet, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.
The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our Unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes in the Company's critical accounting policies and estimates during the three months ended March 31, 2026. A description of the Company's critical accounting policies, estimates and assumptions used in the preparation of the Company's consolidated financial statements is included in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of that date, due to the material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our Condensed Consolidated Financial Statements were prepared in accordance with GAAP. Notwithstanding the existence of this material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control Over Financial Reporting
Except as noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 5. Other Information.
None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

Item 6. Exhibits.

Exhibit	Description
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Second Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.12 to our Current Report on Form 8-K filed on April 7, 2026)
10.1#
Employment Agreement, between PSQ Holdings, Inc. and Michael Perkins, effective as of January 6, 2026 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2026)

10.2
Second Amended and Restated Loan and Security Agreement, dated March 12, 2026, between Credova SPV I, LLC and PFM Credit Recovery Fund I, LLC (incorporated herein by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 17, 2026)

10.3
Separation and Release of Claims Agreement, between PSQ Holdings, Inc. and Michael Seifert, effective as of January 27, 2026 (incorporated herein by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on March 17, 2026)

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

PSQ Holdings, Inc.

Date: May 7, 2026		/s/ Dusty Wunderlich
	Name:	Dusty Wunderlich
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026		/s/ Michael Pena
	Name:	Michael Pena
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2026		/s/ Krista Wenzel
	Name:	Krista Wenzel
	Title:	Chief Accounting Officer
(Principal Accounting Officer)