Form 10-Q
period 2026-06-30
PSQ Holdings, Inc.
filed 2026-08-04
CIK 1847064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PSQH	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for 1/15th of one share of Class A Common Stock at an exercise price of $172.50 per share	PSQH.WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 3,365,783 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements
PSQ HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,735,250	$14,644,384
Restricted cash	1,552,921	1,119,580
Accounts receivable, net	1,611,793	1,630,987
Lease receivable, net	56,975	156,516
Loans held for investment, net of allowance for credit losses of $943,713 and $778,704 as of June 30, 2026 and December 31, 2025, respectively	7,310,976	6,148,072
Lease merchandise, net of accumulated depreciation of $580,592 and $938,959 as of June 30, 2026 and December 31, 2025, respectively	219,408	960,024
Interest receivable	270,718	250,450
Prepaid expenses and other current assets	1,941,565	2,450,321
Current assets held for sale (Note 4)	3,629,058	4,407,921
Total current assets	23,328,664	31,768,255
Loans held for investment, net of allowance for credit losses of $204,679 and $150,702 as of June 30, 2026 and December 31, 2025, respectively, non-current	1,336,582	1,189,832
Lease merchandise, net of accumulated depreciation of $93,616 and $72,335 as of June 30, 2026 and December 31, 2025, respectively, non-current	152,330	329,463
Property and equipment, net	134,676	187,262
Intangible assets, net	12,804,583	14,573,323
Goodwill	10,930,978	10,930,978
Operating lease right-of-use assets	511,215	669,356
Deposits	29,939	29,939
Total assets	$49,228,967	$59,678,408

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$7,348,052	$6,174,546
Accounts payable	4,817,664	5,351,651
Accrued expenses	1,013,430	1,205,386
Operating lease liabilities, current portion	321,504	323,842
Current liabilities held for sale (Note 4)	2,356,003	2,612,041
Total current liabilities	15,856,653	15,667,466
Convertible promissory notes, related party (Note 10)	20,000,000	20,000,000
Convertible promissory notes	8,449,500	8,449,500
Earn-out liabilities	21,000	540,000
Warrant liabilities	515,000	1,230,250
Operating lease liabilities	200,123	354,286
Total liabilities	45,042,276	46,241,502
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value; 500,000,000 authorized shares; 3,353,852 shares and 3,099,509 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	336	310
Class C Common Stock, $0.0001 par value; 40,000,000 authorized shares; zero and 3,213,678 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	321
Additional paid-in capital (1)	172,774,479	169,948,371
Accumulated deficit	(168,588,124)	(156,512,096)
Total stockholders’ equity	4,186,691	13,436,906
Total liabilities and stockholders’ equity	$49,228,967	$59,678,408
(1) Results have been adjusted to reflect the reverse stock split of the Class A Common Stock at a ratio of 1-for-15 that became effective July 13, 2026. See Note 1 — Organization and Business Operations for further details.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$7,132,526	$3,431,876	$15,290,943	$6,482,661
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	2,998,624	1,046,964	6,598,579	1,676,975
General and administrative	5,580,668	3,728,246	12,195,832	11,988,989
Sales and marketing	867,354	1,540,327	2,472,161	3,078,788
Research and development	759,442	951,039	1,383,537	1,981,261
Depreciation and amortization	1,716,209	1,367,561	3,564,253	2,274,387
Total costs and expenses	11,922,297	8,634,137	26,214,362	21,000,400
Operating loss	(4,789,771)	(5,202,261)	(10,923,419)	(14,517,739)
Other (expense) income:
Other (expense) income, net	(16,841)	434,153	(114,121)	743,973
Changes in fair value of earn-out liabilities	480,500	10,000	519,000	460,000
Changes in fair value of warrant liabilities	57,000	115,000	715,250	7,496,500
Interest expense, net	(974,193)	(868,456)	(1,921,662)	(1,736,913)
Loss before income taxes from continuing operations	(5,243,305)	(5,511,564)	(11,724,952)	(7,554,179)
Income tax benefit (expense)	—	3,056	—	(5,185)
Loss from continuing operations	(5,243,305)	(5,508,508)	(11,724,952)	(7,559,364)
Loss from discontinued operations, net of tax	(377,786)	(2,857,472)	(351,076)	(5,253,961)
Net loss	$(5,621,091)	$(8,365,980)	$(12,076,028)	$(12,813,325)

Continuing operations loss per common share, basic and diluted (1)	$(1.44)	$(1.83)	$(3.24)	$(2.57)
Discontinued operations loss per common share, basic and diluted (1)	$(0.10)	(0.95)	$(0.10)	(1.79)
Net loss per common share, basic and diluted (1)	$(1.54)	$(2.78)	$(3.34)	$(4.36)
Weighted average shares outstanding, basic and diluted (1)(2)	3,639,800	3,016,887	3,620,930	2,940,307
(1) Results have been adjusted to reflect the reverse stock split of the Class A Common Stock at a ratio of 1-for-15 that became effective July 13, 2026. See Note 1 — Organization and Business Operations for further details.
(2) Pre-funded warrants, issued in December 2025, can be exercised for nominal consideration (an exercise price per share equal to $0.0001 per share), and 334,545 remain unexercised as of June 30, 2026.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares (1)	Amount (1)	Shares	Amount
Balance at December 31, 2025	—	$—	3,099,509	$310	3,213,678	$321	$169,948,371	$(156,512,096)	$13,436,906
Issuance of shares for fully vested restricted stock units	—	—	1,339	—	—	—	—	—	—
Cancellation of Class C Common Stock	—	—	—	—	(1,000,000)	(100)	100	—	—
Conversion of Class C Common Stock to Class A Common Stock	—	—	147,578	15	(2,213,678)	(221)	206	—	—
Closing costs from private investment in public equity transaction (2)	—	—	—	—	—	—	(22,091)	—	(22,091)
Share-based compensation	—	—	—	—	—	—	1,365,556	—	1,365,556
Net loss	—	—	—	—	—	—	—	(6,454,937)	(6,454,937)
Balance at March 31, 2026	—	$—	3,248,426	$325	—	$—	$171,292,142	$(162,967,033)	$8,325,434
Issuance of common stock for at-the-market offering, net	—	—	29,322	3	—	—	248,730	—	248,733
Issuance of shares for fully vested restricted stock units	—	—	76,104	8	—	—	(8)	—	—
Share-based compensation	—	—	—	—	—	—	1,233,615	—	1,233,615
Net loss	—	—	—	—	—	—	—	(5,621,091)	(5,621,091)
Balance at June 30, 2026	—	—	3,353,852	336	—	—	172,774,479	(168,588,124)	4,186,691

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares (1)	Amount (1)	Shares	Amount
Balance at December 31, 2024	—	$—	2,638,367	$264	3,213,678	$321	$146,750,049	$(119,900,428)	$26,850,206
Issuance of common stock from Employee Stock Purchase Plan	—	—	266	—	—	—	—	—	—
Issuance of shares for fully vested restricted stock units	—	—	25,301	2	—	—	(2)	—	—
Share-based compensation	—	—	—	—	—	—	3,622,845	—	3,622,845
Net loss	—	—	—	—	—	—	—	(4,447,345)	(4,447,345)
Balance at March 31, 2025	—	—	2,663,934	266	3,213,678	321	150,372,892	(124,347,773)	26,025,706
Issuance of common stock for asset acquisition	—	—	133,333	13	—	—	4,499,987	—	4,500,000
Issuance of common stock for at-the-market offering, net	—	—	10,998	1	—	—	361,527	—	361,528
Issuance of shares for fully vested restricted stock units	—	—	36,804	4	—	—	(4)	—	—
Share-based compensation	—	—	—	—	—	—	(69,861)	—	(69,861)
Net loss	—	—	—	—	—	—	—	(8,365,980)	(8,365,980)
Balance at June 30, 2025	—	$—	2,845,069	$284	3,213,678	$321	$155,164,541	$(132,713,753)	$22,451,393
(1) Results have been adjusted to reflect the reverse stock split of the Class A Common Stock at a ratio of 1-for-15 that became effective July 13, 2026. See Note 1 — Organization and Business Operations for further details.

(2) Pre-funded warrants, issued in December 2025, can be exercised for nominal consideration (an exercise price per share equal to $0.0001 per share), and 334,545 remain unexercised as of June 30, 2026.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from Operating Activities
Net loss	$(12,076,028)	$(12,813,325)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(715,250)	(7,496,500)
Changes in fair value of earn-out liabilities	(519,000)	(460,000)
Share-based compensation	2,599,171	3,552,984
Amortization of step-up in loans held for investment	—	169,607
Provision for credit losses on loans held for investment	638,450	1,152,420
Origination of loans and leases for resale	(25,570,378)	(14,825,985)
Proceeds from sale of loans and leases for resale	29,747,924	16,384,107
Gain on sale of loans and leases	(4,177,546)	(1,558,122)
Recovery of lease merchandise	(69,327)	—
Loss on disposal of furniture	8,559	—
Depreciation and amortization	3,564,253	2,893,612
Non-cash operating lease expense	158,141	114,410
Changes in operating assets and liabilities:
Accounts receivable	25,987	(175,697)
Lease receivable	99,541	(152,463)
Interest receivable	(20,268)	95,625
Inventory	605,832	122,135
Prepaid expenses and other current assets	337,905	223,867
Deposits	28,243	(21,705)
Accounts payable	(456,908)	(627,932)
Accrued expenses	201,346	249,917
Deferred revenue	(726,419)	2,000,177
Operating lease liabilities	(156,501)	(112,688)
Net cash used in operating activities	(6,472,273)	(11,285,556)

Cash flows from Investing Activities
Disposals/(Additions) to lease merchandise, net of disposals	420,161	(2,194,358)
Software development costs	(1,184,571)	(1,554,442)
Principal paydowns on loans held for investment	13,071,785	8,911,312
Disbursements for loans held for investment	(15,019,888)	(9,406,157)
Purchase of licenses	—	(455,000)
Net cash used in investing activities	(2,712,513)	(4,698,645)

Cash flows from Financing Activities
Proceeds from revolving line of credit	7,916,764	4,761,935
Repayments on revolving line of credit	(6,743,259)	(4,532,580)
Net disbursement for closing costs from private equity transaction	(22,091)	—
Proceeds from issuance of common stock at-the-market offering	248,733	361,528
Cash paid for stock issuance costs	—	(312,059)
Net cash provided by financing activities	1,400,147	278,824
Net decrease in cash, cash equivalents and restricted cash	(7,784,639)	(15,705,377)
Cash, cash equivalents and restricted cash, beginning of period	16,117,319	36,589,607
Cash, cash equivalents and restricted cash, end of the period	$8,332,680	$20,884,230
Cash and cash equivalents from continued operations	$6,735,250	$18,479,548
Restricted cash from continued operations	1,552,921	307,114
Cash and cash equivalents from discontinued operations	44,509	2,097,568
Total cash, cash equivalents and restricted cash, end of the period	$8,332,680	$20,884,230

Supplemental Cash Flow Information
Cash paid for interest for convertible notes and revolving line of credit	$947,469	$868,457
Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares in connection with the asset acquisition	$—	$4,500,000
Earnout liability generated by asset acquisition	$—	$550,000
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$652,410
Accrued variable compensation settled with RSU grants	$—	$597,397
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
Reverse Stock Split
On July 9, 2026, the Company's stockholders approved a reverse stock split of the Company's Class A Common Stock at a ratio within a range of 1-for-5 and 1-for-15 and granted the Company's Board of Directors (the "Board") the discretion to determine the timing and ratio of the split within such range.
On July 9, 2026, the Board determined to effect the reverse stock split of the Class A Common Stock at a 1-for-15 ratio (the "Reverse Stock Split"). The Company's Class A Common Stock began trading on a split-adjusted basis when the market opened on July 13, 2026.
Impact of the Reverse Stock Split
The impact of the Reverse Stock Split was applied retroactively for all periods presented in accordance with applicable guidance. Therefore, some period amounts are different from those previously reported.
The following tables illustrate changes in the number of shares of Class A Common Stock, stockholders' equity attributable to the Class A Common Stock, and additional paid-in capital, as previously reported prior to, and adjusted subsequent to, the Reverse Stock Split, for the following prior periods:

	As of March 31, 2026
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	48,726,402	(45,477,976)	3,248,426
Stockholders' equity attributable to Class A Common Stock amount	$4,873	$(4,548)	$325
Additional Paid-in-Capital	$171,287,594	$4,548	$171,292,142

	As of December 31, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	46,492,639	(43,393,130)	3,099,509
Stockholders' equity attributable to Class A Common Stock amount	$4,650	$(4,340)	$310
Additional Paid-in-Capital	$169,944,031	$4,340	$169,948,371

	As of June 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	42,676,029	(39,830,960)	2,845,069
Stockholders' equity attributable to Class A Common Stock amount	$4,267	$(3,983)	$284
Additional Paid-in-Capital	$155,160,558	$3,983	$155,164,541

	As of March 31, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	39,959,012	(37,295,078)	2,663,934
Stockholders' equity attributable to Class A Common Stock amount	$3,996	$(3,730)	$266
Additional Paid-in-Capital	$150,369,162	$3,730	$150,372,892

	As of December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	39,575,499	(36,937,132)	2,638,367
Stockholders' equity attributable to Class A Common Stock amount	$3,958	$(3,694)	$264
Additional Paid-in-Capital	$146,746,355	$3,694	$146,750,049
The following tables illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and adjusted subsequent to, the Reverse Stock Split, for the following prior periods:

	Three Months Ended June 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Continuing operations loss per common share, basic and diluted	$(0.12)	$(1.71)	$(1.83)
Discontinued operations loss per common share, basic and diluted	$(0.06)	$(0.89)	$(0.95)
Net loss per common share, basic and diluted	$(0.18)	$(2.60)	$(2.78)
Weighted average shares outstanding, basic and diluted	45,253,319	(42,236,432)	3,016,887

	Six Months Ended June 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Continuing operations loss per common share, basic and diluted	$(0.17)	$(2.40)	$(2.57)
Discontinued operations loss per common share, basic and diluted	$(0.12)	$(1.67)	$(1.79)
Net loss per common share, basic and diluted	$(0.29)	$(4.07)	$(4.36)
Weighted average shares outstanding, basic and diluted	44,104,601	(41,164,294)	2,940,307
Note 2 — Liquidity
The Company's Unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $12.1 million and $12.8 million for the six months ended June 30, 2026 and 2025, respectively, and had negative cash flows from operations of $6.5 million and $11.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had aggregate unrestricted cash and cash equivalents of $6.7 million and $14.6 million and net working capital of $7.5 million and $16.1 million, respectively.
For the six months ended June 30, 2026, the Company paid approximately $1.4 million of non-recurring costs during the period, including $0.5 million of severance expenses. The Company also paid $0.4 million of costs associated with annual obligations.
Management continues to implement initiatives intended to reduce cash usage and improve operating efficiency. Through the strategic shift to focus exclusively on FinTech operations, the Company is improving its cash position and initiating a variety of cash management initiatives, including stronger revenues and margin run rates derived from the investments made in 2025, discontinuation of its Brands and Marketplace segments, reducing corporate operating expenses, and a staff reduction of 50% which occurred from September 2025 through June 2026. In addition, the Company is working to terminate and or reduce contractor and consulting agreements. These executed and planned reductions that started in quarter four of 2025 are expected to result in annualized cash savings of approximately $8.0 million. Additionally, management is considering amending the terms of the existing credit facility to access additional financing, and evaluating other areas to reduce costs if necessary.
On July 28, 2026, the Company entered into a definitive agreement for the sale of EveryLife's assets to FreeHold Brands, LLC, at a purchase price of $5.5 million in cash, before transaction fees and customary adjustments. The transaction is expected to close by September 30, 2026, subject to customary closing conditions.
In addition, the Company has access to an at-the-market offering program pursuant to which it may offer and sell shares of its Class A Common Stock from time to time, with $48.5 million in shares remaining available for issuance under the program as of June 30, 2026.
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
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
All significant intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the SEC on March 17, 2026.
During the third quarter of 2025, management committed to a plan to divest the Company's Brands and Marketplace segments to focus on core FinTech operations. As of September 30, 2025, both segments met held-for-sale and discontinued operations criteria. As of December 31, 2025, the Marketplace segment no longer met held-for-sale criteria and was reclassified as held for use. The Company recorded a $3.6 million impairment loss on Marketplace capitalized software assets during the fourth quarter of 2025. Despite this reclassification, the exit of the Marketplace segment continues to be presented as discontinued operations for the three and six months ended June 30, 2026 and 2025. The Brands segment continues to meet held-for-sale and discontinued operations as of June 30, 2026, with its assets and liabilities classified as held for sale and results reported as discontinued operations.
Unless otherwise noted, discussion within these notes to the Unaudited Condensed Consolidated Financial Statements relates to continuing operations. See Note 4 — Discontinued Operations for additional information about discontinued operations.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Such estimates include, but are not limited to, lease merchandise and related depreciation method, impairments, loans held for sale and related credit losses, fair values of net assets acquired, fair values of net assets held for sale, revenue recognition, loss on loan purchase commitment, discount on self-originated loans, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets, and other long-lived assets, estimates related to useful lives of capitalized software, estimation of contingencies, recoverability of deferred tax assets, the incremental borrowing rate applied to lease accounting, valuation of earn out liabilities and warrant liabilities, and estimation of income taxes. These estimates, judgments, and assumptions are reviewed periodically and the impact of any revisions are reflected in the consolidated financial statements in the period in which such revisions are made. Actual results could differ materially from those estimates, judgments, or assumptions, and such differences could be material to the Company’s condensed consolidated financial position and results of operations.
Concentration of Risks
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Cash balances may exceed the FDIC insurance limit of $250,000. The Company has not experienced any losses in such accounts.
For the three months ended June 30, 2026, one customer accounted for 14% of the Company’s revenue. For the three months ended June 30, 2025, one customer accounted for 22% of the Company’s revenue. For the six months ended June 30, 2026, one customer accounted for 27% while another accounted for 14% of the Company's revenue. For the six months ended June 30, 2025, one customer accounted for 26%.
As of June 30, 2026, one customer and one payment processing partner (acting in an agent capacity with respect to certain payment transactions) accounted for 85% of the Company’s accounts receivable. As of December 31, 2025, one customer and two payment processing partners (acting in an agent capacity with respect to certain payment transactions) accounted for 94% of the Company’s accounts receivable.
Summary of Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 3 - Summary of Significant Accounting Policies within the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies during the six months ended June 30, 2026.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606"). Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted ASU 2025-05 beginning January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company's Unaudited Condensed Consolidated Financial Statements and related disclosures.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 permit entities to use either 1) a prospective transition approach, 2) a modified transition approach, or 3) a retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 on the Unaudited Condensed Consolidated Financial Statements.
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
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 adds clarification, corrects errors, or makes minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period and adoption can be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-12 on its Unaudited Condensed Consolidated Financial Statements and disclosures.

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
As of June 30, 2026, the Brands segment continues to meet the held-for-sale and discontinued operations accounting criteria. On July 28, 2026, the Company entered into a definitive agreement for the sale of EveryLife's assets to FreeHold Brands, LLC, at a purchase price of $5.5 million in cash, before transaction fees and customary adjustments. The transaction is expected to close by September 30, 2026, subject to customary closing conditions.
The assets and liabilities of the Brands segment continue to be presented as held for sale in the Condensed Consolidated Balance Sheets. The results of both the Marketplace and Brands segments are reported in the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
The following table summarizes the key components of the operating results of the discontinued operations within the Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026		For the three months ended June 30, 2025
	Marketplace	Brands	Marketplace	Brands
Revenues, net	$4,716	$3,757,868	$318,997	$3,331,995
Cost of revenues (exclusive of depreciation and amortization shown below)	145	—	97,199	(1,399)
Cost of goods sold (exclusive of depreciation and amortization shown below)	—	2,894,153	11,541	2,219,749
Operating costs	2,371	1,202,557	1,502,925	2,360,515
Depreciation and amortization	—	—	279,915	35,025
Operating income/(loss)	2,200	(338,842)	(1,572,583)	(1,281,895)
Other expense, net	—	(41,144)	—	—
Income tax expense	—	—	(1,497)	(1,497)
Income/(Loss) from discontinued operations, net of tax	$2,200	$(379,986)	$(1,574,080)	$(1,283,392)

The following table summarizes the key components of the operating results of the discontinued operations within the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30, 2026		For the six months ended June 30, 2025
	Marketplace	Brands	Marketplace	Brands
Revenues, net	$90,284	$7,339,425	$747,646	$6,602,182
Cost of revenues (exclusive of depreciation and amortization shown below)	743	—	201,508	527
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,344	5,139,427	11,953	4,292,611
Operating costs	44,653	2,460,614	2,993,714	4,458,628
Depreciation and amortization	—	—	549,176	70,050
Operating income/(loss)	43,544	(260,616)	(3,008,705)	(2,219,634)
Other expense, net	(15,000)	(119,004)	(22,629)	—
Income tax expense	—	—	(1,496)	(1,497)
Income/(Loss) from discontinued operations, net of tax	$28,544	$(379,620)	$(3,032,830)	$(2,221,131)
Assets and liabilities of segments classified as held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, consist of the following:

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$44,509	$353,355
Accounts receivable, net	65,579	72,372
Inventory	2,059,371	2,665,203
Prepaid expenses and other current assets	386,837	215,986
Intangible assets, net	1,072,762	1,072,762
Deposits	—	28,243
Total assets held for sale	$3,629,058	$4,407,921

Liabilities
Current liabilities:
Accounts payable	$931,968	$854,889
Accrued expenses	750,485	357,183
Deferred revenue	673,550	1,399,969
Total liabilities held for sale	$2,356,003	$2,612,041
The cash flows from discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows.

	For the Six Months Ended June 30,
	2026	2025
Net cash (used in) / provided by operating activities	$(166,007)	$2,241,676

Note 5 — Acquisitions
Asset Acquisition
In April 2025, the Company acquired certain software assets and intellectual property that it intends to use to enhance the Company’s payments service offerings for total consideration of $5.1 million. The acquisition did not qualify as a business combination and, as a result, was accounted for as an asset acquisition as the fair value of the gross assets acquired was primarily related to a single asset. Since this acquisition was accounted for as an asset purchase, the cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed based on their relative fair values and shall not give rise to goodwill.
The intellectual property, valued at $5.1 million, represents developed software which will enable the Company to expand the sectors it serves with its payment processing services. The consideration paid by the Company was 133,333 shares (2,000,000 prior to the Reverse Stock Split) of the Company’s Class A Common Stock and potential earn-out payments of up to $1.3 million, valued at $0.6 million at the acquisition date, reflecting an aggregate purchase price of $5.1 million.

Consideration:
Issuance of common stock		$4,500,000
Earn-out liability		550,000
Total consideration		$5,050,000

Assets acquired:	Useful Life:
Acquired capitalized software developments	3 years	$5,050,000
As of June 30, 2026, the Company determined the earn-out payments were not probable prior to the expiration of the earn-out period on December 31, 2026. As a result, the Company remeasured the earn-out liability to its estimated fair value of zero as of June 30, 2026, resulting in a gain of $0.5 million. The Company also evaluated the underlying asset and determined there was no impairment as of June 30, 2026.
Note 6 — Goodwill and Intangible Assets, Net
Goodwill as of June 30, 2026 and December 31, 2025 was $10.9 million, which resulted from the Credova Merger and is included in the Financial Technology segment.
The following table summarizes intangible assets, net:

	Useful Life	June 30, 2026	December 31, 2025
Capitalized software development costs	1-5 years	$9,886,961	$8,702,390
Trademark and tradenames	5 years	1,700,000	1,700,000
Internally developed software	3 years	3,600,000	3,600,000
Merchant relationships	5 years	5,900,000	5,900,000
State operating licenses	Indefinite	975,000	975,000
Purchased technology	1-15 years	212,177	212,177
Total intangible assets		22,274,138	21,089,567
Less: Accumulated amortization		(9,469,555)	(6,516,244)
Total intangible assets, net		$12,804,583	$14,573,323
Amortization expenses were approximately $1.5 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, amortization expenses were approximately $3.0 million and $1.6 million, respectively.

As of June 30, 2026, estimated future amortization expense is expected as follows:

Remainder of 2026	$3,030,020
2027	4,981,278
2028	3,318,158
2029	392,422
2030	12,567
Thereafter	95,138
$11,829,583
Note 7 — Loans Held for Investment, Net
The amortized cost basis of the Company's loans held for investment by delinquency status as of June 30, 2026:

		Past Due
	Current	30-59 days	60-89 days	> 90 days	Total
Loans held for investment	$9,670,717	$64,148	$37,241	$23,844	$9,795,950
Allowance for credit losses					(1,148,392)
Loans held for investment, net					$8,647,558
The amortized cost basis of the Company's loans held for investment by delinquency status as of December 31, 2025:

		Past Due
	Current	30-59 days	60-89 days	> 90 days	Total
Loans held for investment	$8,173,364	$56,831	$24,233	$12,882	$8,267,310
Allowance for credit losses					(929,406)
Loans held for investment, net					$7,337,904
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

The following tables present an analysis of the credit quality of the amortized cost basis excluding accrued interest receivable, by calendar year of origination on loans held for investment as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost Basis by Calendar Year of Origination
	2026	2025	Prior	Total
A	$3,265,305	$779,302	$43,038	$4,087,645
B	2,901,070	499,220	33,583	3,433,873
C	1,222,914	498,125	66,000	1,787,039
D	350,001	130,898	6,494	487,393
Total amortized cost basis	$7,739,290	$1,907,545	$149,115	$9,795,950

	December 31, 2025
	Amortized Cost Basis by Calendar Year of Origination
	2025	2024	Prior	Total
A	$3,366,828	$104,402	$506	$3,471,736
B	2,639,049	118,046	7,976	2,765,071
C	1,384,930	153,755	34,452	1,573,137
D	445,093	5,102	7,171	457,366
Total amortized cost basis	$7,835,900	$381,305	$50,105	$8,267,310
The following tables summarize the balances of and changes in allowance for credit losses on loans held for investment as of June 30, 2026 and December 31, 2025:

Balance at January 1, 2026	$929,406
Charge-offs	(419,464)
Provision for credit losses	638,450
Balance at June 30, 2026	$1,148,392

Balance at January 1, 2025	$816,045
Charge-offs	(901,450)
Provision for credit losses	1,014,811
Balance at December 31, 2025	$929,406
Note 8 — Lease Merchandise, Net
The Company's lease merchandise, net of accumulated depreciation as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Lease merchandise	$1,045,946	$2,300,781
Less: Accumulated depreciation	(674,208)	(1,011,294)
Lease merchandise, net	$371,738	$1,289,487
Depreciation expense on lease merchandise for the three and six months ended June 30, 2026 was $0.2 million and $0.6 million, respectively. Depreciation expense on lease merchandise for the three and six months ended June 30, 2025 was $0.5 million and $0.6 million, respectively.

A loss on the disposal of leased merchandise for the three and six months ended June 30, 2026 was $0.1 million and $0.2 million, respectively. There was no gain or loss on leased merchandise during the three and six months ended June 30, 2025.

The Company recognized a recovery on leased merchandise of $17,636 and $69,327, respectively, for the three and six months ended June 30, 2026, respectively and this recovery is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. There was no impairment or recovery on leased merchandise during the three and six months ended June 30, 2025.

The Company's merchandise on operating leases consisted mostly of sporting goods during the three and six months ended June 30, 2026. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
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
As of June 30, 2026 and December 31, 2025, the outstanding advances under this revolving loan totaled $7.3 million and $6.2 million, respectively.
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
Pursuant to the terms of the Replacement Notes, at any time after the closing of the transactions contemplated by the Credova Closing, Participating Noteholders could have elected to convert their Replacement Notes into a number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the outstanding principal amount of the Replacement Note to be converted plus accrued and unpaid interest by (y) 69.54615 (4.63641 prior to the Reverse Stock Split), subject to adjustment for stock splits and other similar transactions (the “Conversion Price”). At any time, the Company may call the Replacement Notes for a cash amount equal to accrued interest plus then outstanding principal amount of the Replacement Note. Further, the Replacement Notes permit the Company, in its discretion, to require conversion of the Replacement Notes into shares of Class A Common Stock if the daily volume-weighted average trading price of the Company Class A Common Stock exceeds 140% of the Conversion Price on each of at least 10 consecutive trading days during the 20 trading day period prior to notice of such required conversion. The Company determined the embedded derivatives did not require bifurcation.
Credova Subdebt Notes not exchanged for Replacement Notes at the Credova Closing were canceled following payment in full in cash.
As of June 30, 2026 and December 31, 2025, the convertible promissory notes payable was $8.4 million.

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
Note 11 — Related Parties
In August 2024, the Company entered into a strategic consulting agreement with an individual who was appointed to the Board in December 2024. The individual was engaged by the Company to provide strategic advice and assistance with partnership development and marketing leadership for a fixed fee of $42,000 per month plus 6,666 (100,000 prior to the Reverse Stock Split) which vested one year from the grant date. Following the leadership change in January 2026, this engagement was put on hold. During the three and six months ended June 30, 2026, the Company incurred $42,000, all of which was accrued. The Company also paid $42,000 during the period, which related to a December 2025 invoice. During the three and six months ended June 30, 2025, the Company expensed $0.1 million and $0.3 million, respectively and paid $0.2 million and $0.2 million, respectively.
See Note 10 — Convertible Promissory Notes – Convertible Promissory Notes – Related Party for discussion of the Company's other Related Party arrangements.
Note 12 — Share-based Compensation
On July 25, 2023, the Board of the Company approved the PSQ Holdings, Inc. 2023 Stock Incentive Plan (the “Plan”) as well as the 2023 Employee Stock Purchase Plan (the "ESPP”), whereby it may grant to certain employees, consultants and advisors certain equity awards of the Company, including (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock and (d) RSUs, of the Company. On July 9, 2026, the Company's stockholders approved the PSQ Holdings, Inc. Amended and Restated Stock Incentive Plan (the "Amended Plan"), which increased the number of shares available under the Plan by an additional 66,666 (1,000,000 prior to the Reverse Stock Split) shares, added provisions for performance-based awards, and made other clarifying updates.
Amended and Restated 2023 Stock Incentive Plan
Awards may be made under the Amended Plan for up to such number of shares of Class A Common Stock of the Company as is equal to the sum of:
(A)759,680 shares of Class A Common Stock.
(B)an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2027 and continuing for each fiscal year until, and including, January 1, 2033, equal to the lesser of (i) 5% of the outstanding shares of all classes of Company Common Stock on such date and (ii) the number of shares of Class A Common Stock determined by the Board.
2023 Employee Stock Purchase Plan
The ESPP provides eligible employees opportunities to purchase shares of the Company’s Class A Common Stock. For this purpose, the Board approved 40,000 shares (600,000 prior to the Reverse Stock Split) of Class A Common Stock, plus an annual increase to be added on the first day of each fiscal year, commencing on January 1, 2024 and continuing for each fiscal year until, and including, January 1, 2033, equal to the least of (i) 28,333 shares (425,000 prior to the Reverse Stock Split) of Class A Common Stock, (ii) 5% of the outstanding shares of all classes of Company common stock, $0.0001 par value per share, on such date and (iii) a number of shares of Class A Common Stock determined by the Board.
Restricted Stock Units
During the six months ended June 30, 2026, and 2025, the Company issued RSUs under the 2023 Stock Incentive Plan to employees, advisors, and members of the Board. Each RSU entitles the recipient to one share of the Company's Class A Common Stock upon vesting. The Company measures the fair value of RSUs using the stock price on the date of grant.
Share-based compensation expense for RSUs is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, RSUs during the three and six-month periods ended June 30, 2026 is presented below. All RSUs and weighted average grant date values have been adjusted to reflect the impact of the Reverse Stock Split. See Note 1 — Organization and Business Operations for further details.

	Number of RSUs	Weighted Average Grant Date Value
Unvested as of January 1, 2026	196,093	$51.75
Granted	26,893	$16.65
Forfeited	(29,091)	$71.10
Vested	(611)	$38.70
Unvested as of March 31, 2026	193,284	$43.50
Granted	—	$—
Forfeited	(36,222)	$49.57
Vested	(76,104)	$40.05
Unvested as of June 30, 2026	80,958	$43.86
As of June 30, 2026 and December 31, 2025, there were 307,190 and 218,181 RSUs, respectively, authorized but not issued.
As of June 30, 2026, unrecognized compensation cost related to the grant of RSUs was approximately $1.9 million. Unvested outstanding RSUs as of June 30, 2026 and December 31, 2025 had a weighted average remaining vesting period of 0.88 years and 1.42 years, respectively.
Share-based Compensation Expense Relating to Earn-out
In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award.
The Company recorded $0.9 million and $1.8 million for each of the three and six months ended June 30, 2026 and 2025 of share-based compensation expense, related to the earn-out shares. As of June 30, 2026, unrecognized compensation cost related to the earn-out shares was approximately $6.7 million.
Stock Award Modification
On January 6, 2026, in connection with the significant change in operating roles of the Company's former Chief Strategic Officer and Chief Operating Officer, the Company modified their unvested RSUs, allowing all unvested RSUs to continue to vest in accordance with their original terms. No other changes were made to the award. The Company determined that the change in operating roles was considered a significant reduction and accounted for the changes as a Type III accounting modification (improbable-to-probable) under ASC 718. Accordingly, the Company reversed all share-based compensation expense previously recorded on the awards that are not expected to vest under the original terms. The Company reversed $0.9 million in share-based compensation expense for the six months ended June 30, 2026 included in the general and administrative expenses in the Condensed Consolidated Statements of Operations. Total share-based compensation expense equal to the modification date fair value, will be recognized prospectively over the remaining requisite service period, beginning on the modification date.
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

In addition, on February 27, 2026, the remaining 2,213,678 shares of Class C Common Stock held by the former Chief Executive Officer were converted into an equivalent number of shares of Class A Common Stock (147,578 shares of Class A Common Stock following the Reverse Stock Split) in accordance with the Company's governing equity documents.
These transactions resulted in a decrease in Class C Common Stock and a corresponding increase in Class A Common Stock, with no impact on total stockholders' equity.
Capital Raise and Offering Costs
On December 18, 2025, the Company completed a securities purchase agreement, resulting in gross proceeds of $7.5 million. The proceeds were recorded as an increase to common stock and additional paid-in capital ("APIC") based on the number of shares issued and the offering price. The Company incurred incremental costs directly attributable to the securities purchase agreement consisting of legal, accounting and other professional fees, which were recorded as a reduction of the gross proceeds from the offering and reflected as a decrease to APIC. During the six months ended June 30, 2026, the Company recognized $22,091 of additional offering costs related to the prior period capital raise. These amounts were reflected as a reduction to APIC in the current period. No additional shares were issued in connection with the recognition of these costs. As of June 30, 2026, total offering costs associated with this financing transaction were $0.8 million.
At-The-Market Offering
On May 23, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) and TCBI Securities, Inc., doing business as Texas Capital Securities (“TCS”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A Common Stock, having an aggregate offering price of up to $50.0 million. 29,322 shares (439,831 prior to the Reverse Stock Split) were sold pursuant to the Sales Agreement during each of the three and six months ended June 30, 2026. As of June 30, 2026, $48.5 million in shares remain available for issuance under the program.
Note 14 — Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$1,212,856	$—	$—	$1,212,856

Liabilities
Warrant liabilities – Public Warrants	$230,000	$—	$—	$230,000
Warrant liabilities – Private placement warrants(1)	—	—	285,000	285,000
Earn-out liabilities(2)	—	—	21,000	21,000
Total liabilities	$230,000	$—	$306,000	$536,000

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$3,168,199	$—	$—	$3,168,199

Liabilities
Warrant liabilities – Public Warrants	$546,250	$—	$—	$546,250
Warrant liabilities – Private placement warrants(1)	—	—	684,000	684,000
Earn-out liabilities(2)	—	—	540,000	540,000
Total liabilities	$546,250	$—	$1,224,000	$1,770,250
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
The following tables summarize the balances of and changes in Level 3 private placement warrants and earn-out liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025:

	Private Placement Warrants	Earn-out Liabilities
Balance at January 1, 2026	$684,000	$540,000
Change in fair value during the period	(342,000)	(38,500)
Balance at March 31, 2026	$342,000	$501,500
Change in fair value during the period	(57,000)	(480,500)
Balance at June 30, 2026	$285,000	$21,000

Balance at January 1, 2025	$5,586,000	$620,000
Change in fair value during the period	(4,104,000)	(450,000)
Balance at March 31, 2025	$1,482,000	$170,000
Change in fair value during the period	—	540,000
Balance at June 30, 2025	$1,482,000	$710,000
Note 15 — Segments
The Company routinely evaluates whether its operating and reportable segments continue to reflect the way the Chief Operating Decision Maker ("CODM"), evaluates the business. The determination is based on: (1) how the Company’s CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available. The Company considers the Chief Executive Officer to be its CODM.
As of June 30, 2026, the Company operates under one reportable segment: Financial Technology. The Financial Technology reportable segment is comprised of the following three operating segments:
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
The CODM measures and evaluates the Company’s performance based on segment gross revenue, segment non-GAAP gross profit and segment non-GAAP operating income/(loss).
Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.
The following tables set forth the Company’s revenues, net, segment non-GAAP gross profits and segment non-GAAP operating income/(loss) and operating loss for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues, net:
Financial Technology
Direct revenue	$611,889	$441,386	$1,291,935	$1,157,153
Interest income on loans	900,202	607,123	1,719,180	1,195,619
Loan and lease contracts sold, net	2,083,841	495,748	4,177,547	1,558,122
Lease merchandise, net	553,631	857,531	1,457,704	970,335
Payment processing revenues (1)	2,982,963	1,030,088	6,644,577	1,601,432
Total revenues, net	$7,132,526	$3,431,876	$15,290,943	$6,482,661
(1)Includes both PSQ Payments and PSQ Impact revenues.

	For the three months ended June 30,
	2026	2025
Revenues, net	$7,132,526	$3,431,876
Cost of revenues attributable to segments(1)	(2,998,624)	(1,004,402)
Segment non-GAAP Gross Profit	4,133,902	2,427,474
Operating expenses attributable to segments	(3,752,502)	(5,157,217)
Segment non-GAAP operating income / (loss)	381,400	(2,729,743)
Reconciliation of total segment non-GAAP operating income/(loss) to operating loss:
Corporate costs not allocated to segments	(2,221,347)	(1,174,818)
Share-based compensation expense(1)	(1,233,615)	69,861
Depreciation and amortization	(1,716,209)	(1,367,561)
Operating loss	(4,789,771)	(5,202,261)
Other expense, net	(453,534)	(309,303)
Loss before income taxes	$(5,243,305)	$(5,511,564)
(1)$42,562 categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2025, has been included in the "Share-based compensation expense" line item.

	For the six months ended June 30,
	2026	2025
Revenues, net	$15,290,943	$6,482,661
Cost of revenues attributable to segments(1)	(6,596,903)	(1,610,940)
Segment non-GAAP Gross Profit	8,694,040	4,871,721
Operating expenses attributable to segments	(9,168,710)	(10,415,898)
Segment non-GAAP operating loss	(474,670)	(5,544,177)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments	(4,285,325)	(3,146,191)
Share-based compensation expense(1)	(2,599,171)	(3,552,984)
Depreciation and Amortization	(3,564,253)	(2,274,387)
Operating loss	(10,923,419)	(14,517,739)
Other income, net	(801,533)	6,963,560
Loss before income taxes	$(11,724,952)	$(7,554,179)
(1)$1,676 and $66,035 categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025, respectively, have been included in the "Share-based compensation expense" line item.
No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.
Note 16 — Commitments and Contingencies
Other Legal Matters
From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2026, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.
Note 17 — Subsequent Events
The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the Condensed Consolidated Balance Sheets date through the date the condensed consolidated financial statements were issued.
On July 13, 2026, the Company effected a reverse stock split. See Note 1 — Organization and Business Operations.
On July 28, 2026, the Company announced it had entered into a definitive agreement for the sale of EveryLife's assets to FreeHold Brands, LLC, at a purchase price of $5.5 million in cash, before transaction fees and customary adjustments. The transaction is expected to close by September 30, 2026, subject to customary closing conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, the future financial performance of the company, our growth plans and opportunities, our planned acquisitions or divestitures, our ability to comply with the NYSE continued listing standards and maintain our exchange listings, our financial performance, our ability to raise additional funds, and any other statements that are not statements of current or historical facts.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 17, 2026, which are incorporated by reference herein, and in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. These risks and others described under “Risk Factors” may not be exhaustive.
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
Overview
PSQ Holdings, Inc. is a payments and financial infrastructure company. The Company builds and operates infrastructure in highly regulated environments for industries underserved by traditional financial institutions, including businesses, campaigns, and nonprofits that depend on reliable, compliant payment solutions. PSQ Holdings, Inc. historically operated under three segments: Financial Technology, Marketplace, and Brands, however, in August 2025, the Company announced a strategic repositioning to focus its resources and capital on accelerating the growth of its Financial Technology segment. As part of this repositioning, the Company initiated a plan to monetize the Brands segment through the sale of EveryLife and to pursue a sale or strategic partnership of the Marketplace segment, including evaluating opportunities to repurpose certain intellectual property to complement its Financial Technology offerings.
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
On July 28, 2026, the Company entered into a definitive agreement for the sale of EveryLife's assets to FreeHold Brands, LLC, at a purchase price of $5.5 million in cash, before transaction fees and customary adjustments. The transaction is expected to close by September 30, 2026, subject to customary closing conditions.

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
Recent Developments
Reverse Stock Split
On July 9, 2026, the Company's stockholders approved a reverse stock split of the Company's Class A Common Stock at a ratio within a range of 1-for-5 and 1-for-15 and granted the Company's Board of Directors (the "Board") the discretion to determine the timing and ratio of the split within such range.
On July 9, 2026, the Board determined to effect the reverse stock split at a 1-for-15 ratio ("Reverse Stock Split"). The Company's Class A Common Stock began trading on a split-adjusted basis when the market opened on July 13, 2026 (the "Reverse Stock Split Effective Date").
On the Reverse Stock Split Effective Date, every 15 shares of Class A Common Stock then issued and outstanding were combined automatically into one share of Class A Common Stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the Reverse Stock Split were settled in cash. The number of shares of Class A Common Stock outstanding was reduced from 50,349,974 to 3,356,609 with 55.33336 fractional shares payable in cash totaling $267.
As of the Reverse Stock Split Effective Date, the number of shares of Class A Common Stock available for issuance under the Company's Amended and Restated 2023 Stock Incentive Plan and 2023 Employee Stock Purchase Plan were automatically reduced in proportion to the Reverse Stock Split ratio. The Reverse Stock Split also resulted in reductions in the number of shares of Class A Common Stock issuable upon the vesting of equity awards in proportion to the Reverse Stock Split ratio.
Board of Director and Executive Leadership Updates
On April 1, 2026, James Rinn provided notice to the Company of his resignation from the position of Chief Financial Officer, effective April 30, 2026. Mr. Rinn's resignation was not the result of a disagreement between Mr. Rinn and the Company or any matter relating to the Company's operations, policies, or practices.
On April 6, 2026, the Board appointed Michael Pena to the role of Chief Financial Officer, Treasurer and Krista Wenzel to the role of Chief Accounting Officer, both effective May 1, 2026.
On June 1, 2026, the Company announced that Nicholas Ayers would not be renominated to the PSQ Holdings' Board at the Company's 2026 Annual Meeting of Stockholders and James Celli would be nominated to serve as an independent director. Mr. Celli has two decades of experience building and exiting high-growth companies across fintech, consumer finance, IT, and logistics. He was the founder and CEO of LoanPaymentPro, a specialized payment processor and acquirer.
During the Annual Meeting of Stockholders on July 9, 2026, James Celli's nomination to the Company's Board was approved.
NYSE Notice of Non-Compliance
On February 10, 2026, the Company received written notice from the New York Stock Exchange (the “NYSE”) that the Company is not in compliance with the NYSE Listed Company Manual (i) Rule 802.01B, relating to the Company's required minimum average total market capitalization over a consecutive 30 trading-day period and minimum stockholders equity, and (ii) Rule 802.01C, relating to the minimum average closing price of the Company's Class A Common Stock, required over a consecutive 30 trading-day period. This notice does not result in the immediate delisting of the Company's Class A common stock. The Company responded to the NYSE within 10 business days of its intent to submit a business plan to regain compliance with Rule 802.01B and to cure its non-compliance with Rule 802.01C, and submitted to the NYSE within 45 days of receipt a business plan to demonstrate compliance with the NYSE's continued listing standards within 18 months of receipt of the notice.

On May 18, 2026, the Company announced that the NYSE accepted the Company's previously submitted plan to regain compliance with the NYSE's continued listing standards. In its notification to the Company, the NYSE granted the Company an 18-month period from the February 10, 2026, notice of noncompliance. The Company will be subject to quarterly reviews by the NYSE during the 18-month period. If the Company does not regain compliance with the NYSE listing standards by the end of the 18-month period, or if the Company does not make sufficient progress consistent with the submitted plan, the NYSE may initiate delisting proceedings. In addition, if the Company’s average total market capitalization over a consecutive 30 trading-day period falls below $15.0 million, the NYSE will immediately suspend the trading of its Class A Common Stock and commence delisting proceedings. There can be no assurance that the Company will be able to regain compliance with the NYSE’s continued listing standards and avoid the delisting of its securities.
Components of Results of Operations
During the three months ended June 30, 2026 and 2025, our net loss was $5.6 million and $8.4 million, respectively, a decrease of $2.7 million, primarily due to an increase in revenues of $3.7 million, an increase in the change in fair value of the earnout liabilities of $0.5 million and decrease in loss from discontinued operations of $2.5 million, partially offset by an increase in total costs and expenses of $3.3 million, decrease in the change in fair value of the warrant liabilities of $0.1 million, and increase in interest and other expenses of $0.6 million.
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
For a description of our revenue recognition policies, see Note 3, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, employee benefits, consultant fees, commissions, and direct marketing costs related to the promotion of our platforms/solutions. As a result of cost-saving measures, we expect sales and marketing expenses will decrease in absolute dollars and decline as a percentage of total revenue over time as we scale back paid marketing efforts and focus on monetizing our current customer base.
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
Non-Operating Income and Other Items
Other (Expense) Income, net
Other income, net relates to interest income earned on the money market accounts and a gain resulting from the sale of leased assets for each of the three and six months ended June 30, 2026.
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

	Three Months Ended June 30,
	2026	2025	% Change
GMV - Credit	$14,102,709	$10,713,373	32%
GMV - PSQ Payments	$172,549,029	$68,171,847	153%

	Six Months Ended June 30,
	2026	2025	% Change
GMV - Credit	$29,175,239	$22,111,425	32%
GMV - PSQ Payments	$374,264,600	$104,204,832	259%
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV - Credit as the total dollar amount of all transactions generated from the Financial Technology segment during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
We define GMV - PSQ Payments as the total dollar amount of all transactions processed by our merchant partners during the applicable period.
For the three months ended June 30, 2026 and 2025, GMV - Credit was $14.1 million and $10.7 million, respectively, which represented an approximate change of 32% as compared to the same period in 2025.

For the six months ended June 30, 2026 and 2025, GMV - Credit was $29.2 million and $22.1 million respectively, which represented an approximate change of 32% as compared to the same period in 2025.
For each of the three months ended June 30, 2026 and 2025, our top five merchants and platform partners represented approximately 56% of total GMV - Credit. Total GMV - Credit attributable to our largest merchant during each of the three months ended June 30, 2026 and 2025 was 24%.
For the six months ended June 30, 2026, our top five merchants and platform partners represented approximately 56% of total GMV - Credit, as compared to 58% for the six months ended June 30, 2025. Total GMV - Credit attributable to our largest merchant during each of the six months ended June 30, 2026 and 2025 was 24%. The slight decrease in concentration among our top five merchants reflect the impact of onboarding new merchants, which has diversified the overall merchant mix.
GMV – Credit increased year-over-year, driven by higher consumer conversion and approval rates, a less pronounced seasonal decline following the holiday period compared to the prior year period, and the impact of customer re-engagement initiatives.

Industry conditions showed signs of improvement during the quarter. According to the National Shooting Sports Foundation ("NSSF"), U.S. firearm sales as measured by NSSF-adjusted National Instant Criminal Background Check System ("NICS") checks declined in 2025 compared to 2024; however, adjusted NICS checks increased on a year-over-year basis in each month of the second quarter of 2026. While this trends may not be indicative of a sustained recovery, and macroeconomic factors, including inflationary pressures and constrained discretionary spending, continue to weigh on consumer demand, the industry continues to demonstrate a consistent baseline level of demand, with monthly adjusted background checks exceeding one million.

The Company continues to implement initiatives designed to support growth and diversification, including expansion into new and tangential retail verticals, increased customer re-engagement, development of new financial products, and enhancements to underwriting processes through data-driven tools.
For the three months ended June 30, 2026 and 2025, GMV - PSQ Payments was $172.5 million and $68.2 million, respectively, which represented an approximate change of 153%, as compared to the same period in 2025.
For the six months ended June 30, 2026 and 2025, GMV - PSQ Payments was $374.3 million and $104.2 million, respectively, which represented an approximate change of 259% as compared to the same period in 2025.
GMV – PSQ Payments increased year-over-year, driven primarily by an increased number of merchants actively processing through our solution.
For the three months ended June 30, 2026, our top three merchants accounted for approximately 83% of total GMV - PSQ Payments, with our largest merchant representing 35%.
For the six months ended June 30, 2026, our top three merchants accounted for approximately 78% of total GMV – PSQ Payments, with our largest merchant representing 35%. As PSQ Payments was a nascent business during this same period in 2025 and only a few merchants were actively processing through our solution, management believes 2025 GMV - PSQ Payments breakdown by merchant is not beneficial to provide.

Revenue per Headcount
Beginning in the first quarter 2026, the Company started tracking revenue per headcount as a key operating metric to evaluate its efficiency and productivity relative to peers.
We define revenue per headcount as total revenue for the period divided by the number of full-time equivalent employees ("FTEs") as of the last day of the period. FTEs include full-time employees.
The following table summarizes our revenue per headcount:

	For the three months ended June 30,
	2026	2025
Revenue per headcount:	$198,126	$47,665

	For the six months ended June 30,
	2026	2025
Revenue per headcount:	$424,748	$90,037
For the three and six months ended June 30, 2026, total FTEs were 36 compared to 72 for the three and six months ended June 30, 2025. The year-over-year increase is driven by a 136% increase in revenue growth coupled with a 50% decrease in headcount.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025 found elsewhere in this report.

The following tables sets forth our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, and the dollar and percentage change between the two periods:

	For the Three Months Ended June 30,
	2026	2025	Variance ($)	Variance (%)
Revenues, net	$7,132,526	$3,431,876	$3,700,650	108%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	2,998,624	1,046,964	1,951,660	186%
General and administrative	5,580,668	3,728,246	1,852,422	50%
Sales and marketing	867,354	1,540,327	(672,973)	(44)%
Research and development	759,442	951,039	(191,597)	(20)%
Depreciation and amortization	1,716,209	1,367,561	348,648	25%
Total costs and expenses	11,922,297	8,634,137	3,288,160	38%
Operating loss	(4,789,771)	(5,202,261)	412,490	(8)%
Other (expense) income:
Other (expense) income, net	(16,841)	434,153	(450,994)	(104)%
Changes in fair value of earn-out liabilities	480,500	10,000	470,500	4705%
Changes in fair value of warrant liabilities	57,000	115,000	(58,000)	(50)%
Interest expense, net	(974,193)	(868,456)	(105,737)	12%
Loss before income taxes from continuing operations	(5,243,305)	(5,511,564)	268,259	(5)%
Income tax benefit (expense)	—	3,056	(3,056)	(100)%
Loss from continuing operations	(5,243,305)	(5,508,508)	265,203	(5)%
Loss from discontinued operations, net of tax	(377,786)	(2,857,472)	2,479,686	(87)%
Net loss	$(5,621,091)	$(8,365,980)	$2,744,889	(33)%

	For the Six Months Ended June 30,
	2026	2025	Variance ($)	Variance (%)
Revenues, net	$15,290,943	$6,482,661	$8,808,282	136%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	6,598,579	1,676,975	4,921,604	293%
General and administrative	12,195,832	11,988,989	206,843	2%
Sales and marketing	2,472,161	3,078,788	(606,627)	(20)%
Research and development	1,383,537	1,981,261	(597,724)	(30)%
Depreciation and amortization	3,564,253	2,274,387	1,289,866	57%
Total costs and expenses	26,214,362	21,000,400	5,213,962	25%
Operating loss	(10,923,419)	(14,517,739)	3,594,320	(25)%
Other (expense) income:
Other (expense) income, net	(114,121)	743,973	(858,094)	(115)%
Changes in fair value of earn-out liabilities	519,000	460,000	59,000	13%
Changes in fair value of warrant liabilities	715,250	7,496,500	(6,781,250)	(90)%
Interest expense, net	(1,921,662)	(1,736,913)	(184,749)	11%
Loss before income taxes from continuing operations	(11,724,952)	(7,554,179)	(4,170,773)	55%
Income tax benefit (expense)	—	(5,185)	5,185	(100)%
Loss from continuing operations	(11,724,952)	(7,559,364)	(4,165,588)	55%
Loss from discontinued operations, net of tax	(351,076)	(5,253,961)	4,902,885	(93)%
Net loss	$(12,076,028)	$(12,813,325)	$737,297	(6)%
Revenues, net

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues, net:
Financial Technology
Direct revenue	$611,889	$441,386	$1,291,935	$1,157,153
Interest income on loans	900,202	607,123	1,719,180	1,195,619
Loan and lease contracts sold, net	2,083,841	495,748	4,177,547	1,558,122
Lease merchandise, net	553,631	857,531	1,457,704	970,335
Payment processing revenues (1)	2,982,963	1,030,088	6,644,577	1,601,432
Total revenues, net	$7,132,526	$3,431,876	$15,290,943	$6,482,661
(1)Includes both PSQ Payments and PSQ Impact revenues.
Revenues, net increased by $3.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and increased by $8.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increases are primarily related to the launch of PSQ Payments, the increase in loan and lease contracts sold and an increase in the interest income and retailer discount revenues.

Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) increased by $2.0 million, or 186%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and $4.9 million or 293% for the six months ended June 30, 2026 and 2025. This is primarily attributed to an increase in transaction fees as a result of the launch of PSQ Payments and PSQ Impact.
General and Administrative Expenses
General and administrative expenses increased by $1.9 million, or 50%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $2.2 million increase in share based compensation, driven by a one-time non-cash reversal of share-based compensation following the Chief Financial Officer transition in June 2025. This is offset by a $0.3 million decrease in other general and administrative expenses.
General and administrative expenses increased by $0.2 million or 2% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase in share-based compensation of $0.5 million, offset by a $0.3 million decrease in other general and administrative expenses.
Sales and Marketing Expenses
Sales and marketing expenses decreased $0.7 million, or 44%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease is primarily due to a $0.5 million decrease in share-based compensation coupled with a decrease in other sales and marketing expenses.
Sales and marketing expenses decreased $0.6 million or 20% or the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to an decrease in share-based compensation of $0.7 million, partially offset by a slight increase in other sales and marketing expenses.
Research and Development Expenses
Research and development expenses decreased by $0.2 million, or 20%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to a $0.3 million decrease in share-based compensation expense, partially offset by an increase of $0.1 million in employee compensation, primarily driven by capitalization levels.
Research and development expenses decreased $0.6 million or 30% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a $0.7 million decrease in share-based compensation expense, partially offset by an increase of $0.1 million in employee compensation, primarily driven by capitalization levels.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $0.3 million, or 25%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to the amortization of capitalized software development costs of $0.7 million, partially offset by a decrease in leased asset depreciation of $0.3 million.
Depreciation and amortization expense increased by $1.3 million or 57%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to the amortization of capitalized software development costs of $1.3 million.
Other (Expense) Income, net
Other expense, net increased by $0.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to a decrease in interest income earned on the money market accounts due to lower average balances.
Other expense, net increased by $0.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by a $0.7 million decrease in interest income earned on the money market accounts and a $0.2 million increase related to loss on sale of leased assets.

Changes in Fair Value of Earn-out Liabilities
Changes in fair value of earn-out liabilities decreased by $0.5 million and $0.1 million, respectively, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The change was due to the fluctuation in the fair value of the earn-out liabilities at the end of each reporting period.
Changes in Fair Value of Warrant Liabilities
Changes in fair value of warrant liabilities decreased by $0.1 million and $6.8 million, respectively, for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The change was due to the fluctuation in the fair value of the warrant liabilities at the end of each reporting period.
Interest Expense, net
Interest expense, net increased by $0.1 million and $0.2 million for each of the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increase was due to the interest paid on the revolving line of credit.
Income Tax Benefit (Expense)
Income tax benefit (expense) changed by an insignificant amount for each of the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The change was primarily related to state income tax.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been funds from financing activities. We have reported net losses of $12.1 million and $12.8 million for the six months ended June 30, 2026 and 2025, respectively, and had negative cash flows from operations of $6.5 million and $11.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had aggregate unrestricted cash and cash equivalents of $6.7 million and $14.6 million and net working capital of $7.5 million and $16.1 million, respectively.
The Company believes its existing cash and cash equivalents, together with anticipated cash proceeds from the planned sale of the Brands segment, will be sufficient to fund its operating and capital needs for at least the next twelve months from the date the Condensed Consolidated Financial Statements were available to be issued. In addition, the Company has access to an at-the-market equity offering program pursuant to which it may offer and sell shares of its Class A Common Stock from time to time, with $48.5 million in shares remaining available for issuance and sale under the program as of June 30, 2026.
Management continues to implement initiatives intended to reduce cash usage and improve operating efficiency. Through the strategic shift to focus exclusively on FinTech operations, the Company is improving its cash position and initiating a variety of cash management initiatives, including stronger revenues and margin run rates derived from the investments made in 2025, discontinuation of its Brands and Marketplace segments, reducing corporate operating expenses, and a staff reduction of 50% which occurred from September 2025 through June 2026. In addition, the Company is working to terminate and or reduce contractor and consulting agreements. These executed and planned reductions that started in quarter four of 2025 are expected to result in annualized cash savings of approximately $8.0 million. As of June 30, 2026, the Company had achieved $9.9 million of savings. Additionally, management is considering amending the terms of the existing credit facility to access additional financing, and evaluating other areas to reduce costs, if necessary.
On July 28, 2026, the Company entered into a definitive agreement for the sale of EveryLife's assets to FreeHold Brands, LLC, at a purchase price of $5.5 million in cash, before transaction fees and customary adjustments. The transaction is expected to close by September 30, 2026, subject to customary closing conditions.

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
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table shows our cash flows for both continuing and discontinuing operations (used in)/provided by operating activities, investing activities and financing activities for the stated periods:

	For the six months ended June 30,
	2026	2025	$ Change
Net cash used in operating activities	$(6,472,273)	$(11,285,556)	$4,813,283
Net cash used in investing activities	$(2,712,513)	$(4,698,645)	$1,986,132
Net cash provided by financing activities	$1,400,147	$278,824	$1,121,323
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $6.5 million compared to $11.3 million for the six months ended June 30, 2025. The decrease in cash used in operating activities was due primarily to an decrease of $0.7 million in net loss, and a decrease in fair value of warrant liabilities of $6.8 million, partially offset by an increase in the net cash used by operating assets and liabilities of $1.7 million and a decrease of $1.0 million in non-cash related expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $2.7 million compared to $4.7 million for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026 primarily related to $1.9 million of net decrease in loans held for investment and $1.2 million of software development costs, partially offset by $0.4 million of reductions to lease merchandise. Net cash used in investing activities for the six months ended June 30, 2025 primarily related to $1.5 million of software development costs and $2.2 million of additions to lease merchandise, $0.5 million of loans held for investment and $0.5 million of purchased licenses.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $1.4 million compared to $0.3 million for the six months ended June 30, 2025. The increase was primarily due to an increase of $0.9 million in the revolving line of credit balance, a reduction of $0.3 million related to stock issuance costs, offset by a reduction of $0.1 million in proceeds from issuing stock at-the-market offering.

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
For the periods presented, we define non-GAAP operating income/(loss) as GAAP operating loss, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation:
GAAP operating loss	$(4,789,771)	$(5,202,261)	$(10,923,419)	$(14,517,739)
Non-GAAP adjustments:
Corporate costs not allocated to segments	(2,221,347)	(1,174,818)	(4,285,325)	(3,146,191)
Share-based compensation expense	(1,233,615)	69,861	(2,599,171)	(3,552,984)
Depreciation and amortization	(1,716,209)	(1,367,561)	(3,564,253)	(2,274,387)
Non-GAAP operating income/(loss)	$381,400	$(2,729,743)	$(474,670)	$(5,544,177)
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

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our Unaudited Condensed Consolidated Financial Statements for the six-month period ended June 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes in the Company's critical accounting policies and estimates during the six months ended June 30, 2026. A description of the Company's critical accounting policies, estimates and assumptions used in the preparation of the Company's consolidated financial statements is included in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of that date, due to the material weakness in our internal control over financial reporting. As a result, we performed additional analysis as deemed necessary to ensure that our Condensed Consolidated Financial Statements were prepared in accordance with GAAP. Notwithstanding the existence of this material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control Over Financial Reporting
Except as noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 16 in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, other than as set forth below in this Item 1A.
We may be subject to immediate suspension and delisting from the NYSE if our average total market capitalization over a consecutive 30 trading-day period falls below $15 million. Section 802.01B of the NYSE Listed Company Manual requires an average total market capitalization of at least $15 million over any trailing 30 trading-day period. A breach of this threshold triggers immediate suspension and delisting procedures, with no cure period and no compliance-plan eligibility, regardless of the standard under which we originally listed. As of July 31, 2026, our average total market capitalization was $17.3M. Continued stock price volatility could cause us to fall below this threshold, resulting in prompt delisting.
The disposition of our EveryLife business is subject to execution, financial, tax and accounting risks that could adversely affect our results of operations, financial condition, and net operating loss carryforwards. We have entered into a definitive agreement to sell EveryLife's assets for a purchase price of $5.5 million. The transaction is subject to customary closing conditions and may not be completed on the anticipated timeline, or at all; if it is delayed or does not close, we will have incurred transaction costs without realizing the anticipated proceeds or strategic benefits. If completed, the purchase price allocation under Internal Revenue Code Section 1060 will determine the character and timing of any taxable gain we recognize, which may result in tax liability that differs from our current estimates. The transaction is also subject to post-closing purchase price adjustments and indemnification holdbacks, which may reduce the net cash proceeds we retain and could affect our available liquidity.
Item 5. Other Information.
None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6. Exhibits.

Exhibit	Description
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Second Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.12 to our Current Report on Form 8-K filed on April 7, 2026)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 10, 2026)
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
Severance Agreement and General Release, by and between PSQ Holdings, Inc. and Michael Hebert, effective as of May 26, 2026 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2026)

10.4	Amended and Restated 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 10, 2026)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ Holdings, Inc.

Date: August 3, 2026		/s/ Dusty Wunderlich
	Name:	Dusty Wunderlich
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2026		/s/ Michael Pena
	Name:	Michael Pena
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2026		/s/ Krista Wenzel
	Name:	Krista Wenzel
	Title:	Chief Accounting Officer
(Principal Accounting Officer)