Form 10-Q
period 2026-09-30
PSQ Holdings, Inc.
filed 2026-11-06
CIK 1847064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, there were 4,375,527 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION
ITEM 1. Interim Condensed Consolidated Financial Statements
PSQ HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,836,995	$14,644,384
Restricted cash	1,710,054	1,119,580
Accounts receivable, net	1,721,867	1,630,987
Lease receivable, net	33,600	156,516
Loans held for investment, net of allowance for credit losses of $847,292 and $778,704 as of September 30, 2026 and December 31, 2025, respectively	7,088,683	6,148,072
Lease merchandise, net of accumulated depreciation of $319,232 and $938,959 as of September 30, 2026 and December 31, 2025, respectively	172,384	960,024
Interest receivable	293,294	250,450
Prepaid expenses and other current assets	2,204,822	2,450,321
Current assets held for sale (Note 4)	5,133,337	4,407,921
Total current assets	22,195,036	31,768,255
Loans held for investment, net of allowance for credit losses of $209,411 and $150,702 as of September 30, 2026 and December 31, 2025, respectively, non-current	1,751,990	1,189,832
Lease merchandise, net of accumulated depreciation of zero and $72,335 as of September 30, 2026 and December 31, 2025, respectively, non-current	—	329,463
Property and equipment, net	110,742	187,262
Intangible assets, net	11,617,454	14,573,323
Goodwill	10,930,978	10,930,978
Operating lease right-of-use assets	360,159	669,356
Deposits	29,939	29,939
Total assets	$46,996,298	$59,678,408

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$6,826,285	$6,174,546
Accounts payable	5,223,288	5,351,651
Accrued expenses	827,589	1,205,386
Operating lease liabilities, current portion	297,307	323,842
Current liabilities held for sale (Note 4)	3,272,947	2,612,041
Total current liabilities	16,447,416	15,667,466
Convertible promissory notes, related party (Note 10)	20,000,000	20,000,000
Convertible promissory notes	8,449,500	8,449,500
Earn-out liabilities	11,000	540,000
Warrant liabilities	246,050	1,230,250
Operating lease liabilities	141,596	354,286
Total liabilities	45,295,562	46,241,502
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.0001 par value; 50,000,000 authorized shares; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value; 500,000,000 authorized shares; 4,377,193 shares and 3,099,509 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (1)	438	310
Class C Common Stock, $0.0001 par value; 40,000,000 authorized shares; zero and 3,213,678 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	321
Additional paid in capital (1)	174,421,004	169,948,371
Accumulated deficit	(172,720,706)	(156,512,096)
Total stockholders’ equity	1,700,736	13,436,906
Total liabilities and stockholders’ equity	$46,996,298	$59,678,408
(1) Results have been adjusted to reflect the reverse stock split of the Class A Common Stock at a ratio of 1-for-15 that became effective July 13, 2026. See Note 1 — Organization and Business Operations for further details.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net	$7,342,985	$4,404,861	$22,633,928	$10,887,521
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	3,501,484	1,451,234	10,100,063	3,128,208
General and administrative	3,182,090	8,144,403	15,377,922	20,133,393
Sales and marketing	1,631,702	1,564,449	4,103,863	4,643,237
Research and development	699,427	1,241,669	2,082,964	3,222,930
Depreciation and amortization	1,654,962	1,699,205	5,219,215	3,973,592
Total costs and expenses	10,669,665	14,100,960	36,884,027	35,101,360
Operating loss	(3,326,680)	(9,696,099)	(14,250,099)	(24,213,839)
Other (expense) income:
Other (expense) income, net	(15,122)	142,745	(129,243)	886,718
Changes in fair value of earn-out liabilities	10,000	25,000	529,000	485,000
Changes in fair value of warrant liabilities	268,950	343,000	984,200	7,839,500
Interest expense, net	(970,253)	(869,643)	(2,891,915)	(2,606,556)
Loss before income taxes from continuing operations	(4,033,105)	(10,054,997)	(15,758,057)	(17,609,177)
Income tax benefit	—	8,176	—	—
Loss from continuing operations	(4,033,105)	(10,046,821)	(15,758,057)	(17,609,177)
Loss from discontinued operations, net of tax	(99,477)	(1,936,067)	(450,553)	(7,187,036)
Net loss	$(4,132,582)	$(11,982,888)	$(16,208,610)	$(24,796,213)

Continuing operations loss per common share, basic and diluted (1)	$(0.98)	$(3.27)	$(4.17)	$(5.90)
Discontinued operations loss per common share, basic and diluted (1)	$(0.02)	(0.63)	$(0.12)	(2.41)
Net loss per common share, basic and diluted (1)	$(1.00)	$(3.90)	$(4.29)	$(8.31)
Weighted average shares outstanding, basic and diluted (1)	4,097,503	3,069,670	3,780,630	2,984,024
(1) Results have been adjusted to reflect the reverse stock split of the Class A Common Stock at a ratio of 1-for-15 that became effective July 13, 2026. See Note 1 — Organization and Business Operations for further details.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares (1)	Amount (1)	Shares	Amount
Balance at December 31, 2025	—	$—	3,099,509	$310	3,213,678	$321	$169,948,371	$(156,512,096)	$13,436,906
Issuance of shares for fully vested restricted stock units	—	—	1,339	—	—	—	—	—	—
Cancellation of Class C Common Stock	—	—	—	—	(1,000,000)	(100)	100	—	—
Conversion of Class C Common Stock to Class A Common Stock	—	—	147,578	15	(2,213,678)	(221)	206	—	—
Closing costs from private investment in public equity transaction (2)	—	—	—	—	—	—	(22,091)	—	(22,091)
Share-based compensation	—	—	—	—	—	—	1,365,556	—	1,365,556
Net loss	—	—	—	—	—	—	—	(6,454,937)	(6,454,937)
Balance at March 31, 2026	—	$—	3,248,426	$325	—	$—	$171,292,142	$(162,967,033)	$8,325,434
Issuance of common stock for at-the-market offering, net	—	—	29,322	3	—	—	248,730	—	248,733
Issuance of shares for fully vested restricted stock units	—	—	76,104	8	—	—	(8)	—	—
Share-based compensation	—	—	—	—	—	—	1,233,615	—	1,233,615
Net loss	—	—	—	—	—	—	—	(5,621,091)	(5,621,091)
Balance at June 30, 2026	—	—	3,353,852	336	—	—	172,774,479	(168,588,124)	4,186,691
Issuance of shares for fully vested restricted stock units	—	—	12,496	1	—	—	(1)	—	—
Issuance of shares for granted restricted stock awards	—	—	314,969	31	—	—	(31)	—	—
Exercise of pre-funded warrants to common stock	—	—	334,545	34	—	—	—	—	34
Issuance of common stock through private investment in public equity transaction	—	—	361,385	36	—	—	1,290,964	—	1,291,000
Common stock settled in cash from reverse split	—	—	(54)	—	—	—	(268)	—	(268)
Share-based compensation	—	—	—	—	—	—	355,861	—	355,861
Net loss	—	—	—	—	—	—	—	(4,132,582)	(4,132,582)
Balance at September 30, 2026	—	—	4,377,193	438	—	—	174,421,004	(172,720,706)	1,700,736

	Preferred Stock		Class A Common Stock		Class C Common Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares (1)	Amount (1)	Shares	Amount
Balance at December 31, 2024	—	$—	2,638,367	$264	3,213,678	$321	$146,750,049	$(119,900,428)	$26,850,206
Issuance of common stock from Employee Stock Purchase Plan	—	—	266	—	—	—	—	—	—
Issuance of shares for fully vested restricted stock units	—	—	25,301	2	—	—	(2)	—	—
Share-based compensation	—	—	—	—	—	—	3,622,845	—	3,622,845
Net loss	—	—	—	—	—	—	—	(4,447,345)	(4,447,345)
Balance at March 31, 2025	—	—	2,663,934	266	3,213,678	321	150,372,892	(124,347,773)	26,025,706
Issuance of common stock for asset acquisition	—	—	133,333	13	—	—	4,499,987	—	4,500,000
Issuance of common stock for at-the-market offering, net	—	—	10,998	1	—	—	361,527	—	361,528
Issuance of shares for fully vested restricted stock units	—	—	36,804	4	—	—	(4)	—	—
Share-based compensation	—	—	—	—	—	—	(69,861)	—	(69,861)
Net loss	—	—	—	—	—	—	—	(8,365,980)	(8,365,980)
Balance at June 30, 2025	—	$—	2,845,069	$284	3,213,678	$321	$155,164,541	$(132,713,753)	$22,451,393
Issuance of shares for fully vested restricted stock units	—	—	23,279	2	—	—	(2)	—	—
Share-based compensation	—	—	—	—	—	—	4,422,742	—	4,422,742
Net loss	—	—	—	—	—	—	—	(11,982,888)	(11,982,888)
Balance at September 30, 2025	—	$—	2,868,348	$286	3,213,678	$321	$159,587,281	$(144,696,641)	$14,891,247
(1) Results have been adjusted to reflect the reverse stock split of the Class A Common Stock at a ratio of 1-for-15 that became effective July 13, 2026. See Note 1 — Organization and Business Operations for further details.

(2) Pre-funded warrants, issued in December 2025, were exercisable for nominal consideration (an exercise price per share equal to $0.0001 per share); however, zero remain unexercised as of September 30, 2026.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

PSQ HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from Operating Activities
Net loss	$(16,208,610)	$(24,796,213)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(984,200)	(7,839,500)
Changes in fair value of earn-out liabilities	(529,000)	(485,000)
Share-based compensation	2,955,032	7,975,726
Impairment of right-of-use asset	73,737	—
Amortization of step-up in loans held for investment	—	169,607
Provision for credit losses on loans held for investment	849,967	616,842
Origination of loans and leases for resale	(37,917,229)	(20,534,393)
Proceeds from sale of loans and leases for resale	44,122,754	22,792,178
Gain on sale of loans and leases	(6,205,525)	(2,257,785)
(Recovery)/Impairment of lease merchandise	(83,711)	218,196
Loss on disposal of furniture	8,559	—
Depreciation and amortization	5,219,215	4,700,376
Non-cash operating lease expense	235,460	181,183
Changes in operating assets and liabilities:
Accounts receivable	(88,654)	13,151
Lease receivable	122,916	(172,444)
Interest receivable	(42,844)	101,728
Inventory	297,835	(55,683)
Prepaid expenses and other current assets	57,024	(201,005)
Deposits	28,243	(31,503)
Accounts payable	898,276	170,879
Accrued expenses	(518,760)	464,635
Deferred revenue	(224,770)	1,785,853
Operating lease liabilities	(239,225)	(185,799)
Net cash used in operating activities	(8,173,510)	(17,368,971)

Cash flows from Investing Activities
Disposals/(Additions) to lease merchandise, net of (additions) and disposals	539,336	(3,413,454)
Software development costs	(1,533,907)	(2,302,514)
Principal paydowns on loans held for investment	19,544,908	13,287,697
Disbursements for loans held for investment	(21,897,644)	(14,832,026)
Purchase of licenses	—	(455,000)
Net cash used in investing activities	(3,347,307)	(7,715,297)

Cash flows from Financing Activities
Proceeds from revolving line of credit	11,444,583	7,792,305
Repayments on revolving line of credit	(10,792,844)	(7,010,741)
Net proceeds from private equity transaction	1,268,909	—
Proceeds from issuance of common stock at-the-market offering	248,733	361,528
Cash paid for stock issuance costs	—	(312,059)
Other financing activities, net	(234)	—
Net cash provided by financing activities	2,169,147	831,033
Net decrease in cash, cash equivalents and restricted cash	(9,351,670)	(24,253,235)
Cash, cash equivalents and restricted cash, beginning of period	16,117,319	36,589,607
Cash, cash equivalents and restricted cash, end of the period	$6,765,649	$12,336,372
Cash and cash equivalents from continued operations	$3,836,995	$10,604,527
Restricted cash from continued operations	1,710,054	426,766
Cash and cash equivalents from discontinued operations	1,218,600	1,305,079
Total cash, cash equivalents and restricted cash, end of the period	$6,765,649	$12,336,372

Supplemental Cash Flow Information
Cash paid for interest for convertible notes and revolving line of credit	$2,891,915	$2,606,556
Supplemental disclosure of noncash investing and financing activities:
Issuance of common shares in connection with the asset acquisition	$—	$4,500,000
Earnout liability generated by asset acquisition	$—	$550,000
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$652,410
Accrued variable compensation settled with RSU grants	$—	$597,397
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
•PSQ Payments ("Payments"), which provides payment processing services, including debit card, credit card, and automated clearing house ("ACH") transactions;
•Credova, which provides consumer financing solutions, including installment loans, “Buy Now, Pay Later” products, and lease-based offerings; and
•PSQ Impact ("Impact"), which provides a payments and fundraising platform serving nonprofit organizations and political campaigns.
Shares of the Company are listed on the New York Stock Exchange and trade under the symbol “NYSE:PSQH”, and public warrants are listed under the symbol "NYSE:PSQH.WS".
Credova Merger
On March 13, 2024, the Company entered into an agreement and plan of merger (the “Credova Merger Agreement”) with Cello Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Credova Holdings, Inc., a Delaware corporation (“Credova”), and Samuel L. Paul, in the capacity as the Seller Representative in accordance with the terms of the Credova Merger Agreement (“Credova Merger”).
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
The following tables illustrate changes in the number of shares of Class A Common Stock, stockholders' equity attributable to the Class A Common Stock, and additional paid-in capital, as previously reported prior to, and adjusted subsequent to, the Reverse Stock Split, for the following prior periods:

	As of March 31, 2026
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	48,726,402	(45,477,976)	3,248,426
Stockholders' equity attributable to Class A Common Stock amount	$4,873	$(4,548)	$325
Additional Paid-in-Capital	$171,287,594	$4,548	$171,292,142

	As of December 31, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	46,492,639	(43,393,130)	3,099,509
Stockholders' equity attributable to Class A Common Stock amount	$4,650	$(4,340)	$310
Additional Paid-in-Capital	$169,944,031	$4,340	$169,948,371

	As of September 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	43,025,227	(40,156,879)	2,868,348
Stockholders' equity attributable to Class A Common Stock amount	$4,302	$(4,016)	$286
Additional Paid-in-Capital	$159,583,265	$4,016	$159,587,281

	As of June 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	42,676,029	(39,830,960)	2,845,069
Stockholders' equity attributable to Class A Common Stock amount	$4,267	$(3,983)	$284
Additional Paid-in-Capital	$155,160,558	$3,983	$155,164,541

	As of March 31, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	39,959,012	(37,295,078)	2,663,934
Stockholders' equity attributable to Class A Common Stock amount	$3,996	$(3,730)	$266
Additional Paid-in-Capital	$150,369,162	$3,730	$150,372,892

	As of December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Class A Common Stock Shares Outstanding	39,575,499	(36,937,132)	2,638,367
Stockholders' equity attributable to Class A Common Stock amount	$3,958	$(3,694)	$264
Additional Paid-in-Capital	$146,746,355	$3,694	$146,750,049
The following tables illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and adjusted subsequent to, the Reverse Stock Split, for the following prior periods:

	Three Months Ended September 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Continuing operations loss per common share, basic and diluted	$(0.22)	$(3.05)	$(3.27)
Discontinued operations loss per common share, basic and diluted	$(0.04)	$(0.59)	$(0.63)
Net loss per common share, basic and diluted	$(0.26)	$(3.64)	$(3.90)
Weighted average shares outstanding, basic and diluted	46,045,064	(42,975,394)	3,069,670

	Nine Months Ended September 30, 2025
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Continuing operations loss per common share, basic and diluted	$(0.39)	$(5.51)	$(5.90)
Discontinued operations loss per common share, basic and diluted	$(0.16)	$(2.25)	$(2.41)
Net loss per common share, basic and diluted	$(0.55)	$(7.76)	$(8.31)
Weighted average shares outstanding, basic and diluted	44,760,363	(41,776,339)	2,984,024
Note 2 — Liquidity
The Company's Unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Historically, the Company’s primary sources of liquidity have been funds from financing activities. The Company reported net losses of $16.2 million and $24.8 million for the nine months ended September 30, 2026 and 2025, respectively, and had negative cash flows from operations of $8.2 million and $17.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had aggregate unrestricted cash and cash equivalents of $3.8 million and $14.6 million and net working capital of $5.7 million and $16.1 million, respectively.
For the nine months ended September 30, 2026, the Company paid approximately $2.2 million of non-recurring costs during the period, including $0.8 million of severance expenses. The Company also paid $1.0 million of costs associated with annual obligations.
Management continues to implement initiatives intended to reduce cash usage and improve operating efficiency. Through the strategic shift to focus exclusively on FinTech operations, the Company is improving its cash position and initiating a variety of cash management initiatives, including stronger revenues and margin run rates derived from the investments made in 2025, discontinuation of its Brands and Marketplace segments, reducing corporate operating expenses, and a staff reduction of 51% which occurred from September 2025 through September 2026. These executed and planned reductions that started in the third quarter of 2025 are expected to result in annualized cash savings of approximately $8.0 million. Additionally, management is considering amending the terms of the existing credit facility to access additional financing, and evaluating other areas to reduce costs if necessary.
On July 28, 2026, the Company entered into a definitive agreement for the sale of EveryLife's assets to FreeHold Brands, LLC ("Buyer"), at a purchase price of $5.5 million in cash, before transaction fees and customary adjustments. On November 5, 2026 (the "Closing Date"), the parties entered into an amendment to the definitive agreement providing for an adjustment to the purchase price, pursuant to which, the Company received $1.0 million in cash and a $4.5 million seller note issued by the Buyer (the "Seller Note"). The Seller Note is secured by EveryLife's assets, begins to accrue interest at the prime rate on February 1, 2027, and provides for a minimum monthly principal payment of less than $0.1 million, with any remaining principal due in full 12 months from the Closing Date (the "Maturity Date"), unless Buyer exercises one or both of its two successive options to extend the Maturity Date by 12 months per extension if, despite commercially reasonable efforts, Buyer is unable to obtain bank financing sufficient to repay the Seller Note.

On August 13, 2026, the Company closed a private investment in public equity financing (the "Private Placement") with Davis Pilot III, Donald J. Trump, Jr., Blake Masters, Willie Langston, James Celli and Caitlin Long (or entities affiliated with such persons), each of whom are directors of the Company, resulting in gross proceeds of approximately $1.3 million, before fees and expenses. The Company issued an aggregate of 361,385 shares of Class A Common Stock at a price of $3.60 per share in the Private Placement.
In addition, the Company has access to an at-the-market offering program pursuant to which it may offer and sell shares of its Class A Common Stock from time to time, with $48.5 million in shares remaining available for issuance under the program as of September 30, 2026.
The Company’s future capital requirements will depend on many factors including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing, and research and development efforts. In order to finance these opportunities, the Company may need to raise additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. While there can be no assurances, the Company may need to pursue additional equity raises and rounds of debt financing. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected.
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
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
During the third quarter of 2025, management committed to a plan to divest the Company's Brands and Marketplace segments to focus on core FinTech operations. As of September 30, 2025, both segments met held-for-sale and discontinued operations criteria. As of December 31, 2025, the Marketplace segment no longer met held-for-sale criteria and was reclassified as held for use. The Company recorded a $3.6 million impairment loss on Marketplace capitalized software assets during the fourth quarter of 2025. Despite this reclassification, the exit of the Marketplace segment continues to be presented as discontinued operations for the three and nine months ended September 30, 2026 and 2025. The Brands segment continues to meet held-for-sale and discontinued operations as of September 30, 2026, with its assets and liabilities classified as held for sale and results reported as discontinued operations.
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
For the three months ended September 30, 2026, one customer accounted for 28% of the Company’s revenue while another accounted for 21%. For the three months ended September 30, 2025, one customer accounted for 15% of the Company’s revenue. For the nine months ended September 30, 2026, one customer accounted for 27% while another accounted for 18% of the Company's revenue. For the nine months ended September 30, 2025, one customer accounted for 22%.
As of September 30, 2026, one customer and one payment processing partner (acting in an agent capacity with respect to certain payment transactions) accounted for 87% of the Company’s accounts receivable. As of December 31, 2025, one customer and two payment processing partners (acting in an agent capacity with respect to certain payment transactions) accounted for 94% of the Company’s accounts receivable.
Summary of Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 3 - Summary of Significant Accounting Policies within the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies during the nine months ended September 30, 2026.
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
Subsequent to September 30, 2025, the Company reassessed its plan to sell the Marketplace segment based on updated market conditions and expected transaction economics. As of December 31, 2025, the Company determined that the Marketplace disposal group no longer met the criteria for classification as held for sale. Accordingly, the Marketplace assets were reclassified as held for use in accordance with ASC 360-10 and evaluated for recoverability. As a result of this evaluation, the Company recorded an impairment loss of $3.6 million during the fourth quarter of 2025 to write off the remaining carrying value of the Marketplace capitalized software asset. The Marketplace assets are no longer presented as held for sale in the Consolidated Balance Sheets as of December 31, 2025. The exit of the Marketplace segment continues to be presented as discontinued operations, as it represents a strategic shift that has a major effect on the Company’s operations and financial results. As of June 30, 2026, Marketplace operations had been completely discontinued.
As of September 30, 2026, the Brands segment continues to meet the held-for-sale and discontinued operations accounting criteria. On July 28, 2026, the Company entered into a definitive agreement for the sale of EveryLife's assets to Buyer, at a purchase price of $5.5 million in cash, before transaction fees and customary adjustments. On the Closing Date, the parties entered into an amendment to the definitive agreement providing for an adjustment to the purchase price, pursuant to which, the Company received $1.0 million in cash and a $4.5 million Seller Note issued by the Buyer. The Seller Note is secured by EveryLife's assets, begins to accrue interest at the prime rate on February 1, 2027, and provides for a minimum monthly principal payment of less than $0.1 million, with any remaining principal due in full on the Maturity Date, unless Buyer exercises one or both of its two successive options to extend the Maturity Date by 12 months per extension if, despite commercially reasonable efforts, Buyer is unable to obtain bank financing sufficient to repay the Seller Note.
The assets and liabilities of the Brands segment continue to be presented as held for sale in the Condensed Consolidated Balance Sheets. The results of both the Marketplace and Brands segments are reported in the “Loss from discontinued operations, net of tax” line in the Condensed Consolidated Statements of Operations.
The following table summarizes the key components of the operating results of the discontinued operations within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026		For the three months ended September 30, 2025
	Marketplace	Brands	Marketplace	Brands
Revenues, net	$—	$3,832,806	$192,005	$3,732,089
Cost of revenues (exclusive of depreciation and amortization shown below)	—	—	84,680	—
Cost of goods sold (exclusive of depreciation and amortization shown below)	—	2,730,560	—	2,578,920
Operating costs	—	1,147,237	1,200,717	1,888,285
Depreciation and amortization	—	—	95,884	11,675
Operating loss	—	(44,991)	(1,189,276)	(746,791)
Other expense, net	—	(54,486)	—	—
Loss from discontinued operations, net of tax	$—	$(99,477)	$(1,189,276)	$(746,791)

The following table summarizes the key components of the operating results of the discontinued operations within the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30, 2026		For the nine months ended September 30, 2025
	Marketplace	Brands	Marketplace	Brands
Revenues, net	$90,284	$11,172,231	$939,650	$10,334,271
Cost of revenues (exclusive of depreciation and amortization shown below)	743	—	286,188	527
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,344	7,869,987	11,951	6,871,532
Operating costs	44,653	3,607,851	4,194,431	6,346,913
Depreciation and amortization	—	—	645,059	81,725
Operating income/(loss)	43,544	(305,607)	(4,197,979)	(2,966,426)
Other expense, net	(15,000)	(173,490)	(22,631)	—
Income/(Loss) from discontinued operations, net of tax	$28,544	$(479,097)	$(4,220,610)	$(2,966,426)
Assets and liabilities of segments classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, consist of the following:

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,218,600	$353,355
Accounts receivable, net	70,146	72,372
Inventory	2,367,368	2,665,203
Prepaid expenses and other current assets	404,461	215,986
Intangible assets, net	1,072,762	1,072,762
Deposits	—	28,243
Total assets held for sale	$5,133,337	$4,407,921

Liabilities
Current liabilities:
Accounts payable	$1,881,529	$854,889
Accrued expenses	216,219	357,183
Deferred revenue	1,175,199	1,399,969
Total liabilities held for sale	$3,272,947	$2,612,041
The cash flows from discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows.

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by/(used in) operating activities	$701,259	$(4,705,036)
Net cash used in investing activities	$—	$(347,596)

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
As of June 30, 2026, the Company determined the earn-out payments were not probable prior to the expiration of the earn-out period on December 31, 2026. As a result, the Company remeasured the earn-out liability to its estimated fair value of zero as of June 30, 2026, resulting in a gain of $0.5 million. The Company also evaluated the underlying asset and determined there was no impairment and the estimated fair value remained zero as of September 30, 2026.
Note 6 — Goodwill and Intangible Assets, Net
Goodwill as of each of September 30, 2026 and December 31, 2025 was $10.9 million, which resulted from the Credova Merger and is included in the Financial Technology segment. The following table summarizes intangible assets, net:

	Useful Life	September 30, 2026	December 31, 2025
Capitalized software development costs	1-5 years	$10,236,297	$8,702,390
Trademark and tradenames	5 years	1,700,000	1,700,000
Internally developed software	3 years	3,600,000	3,600,000
Merchant relationships	5 years	5,900,000	5,900,000
State operating licenses	Indefinite	975,000	975,000
Purchased technology	1-15 years	212,177	212,177
Total intangible assets		22,623,474	21,089,567
Less: Accumulated amortization		(11,006,020)	(6,516,244)
Total intangible assets, net		$11,617,454	$14,573,323
Amortization expenses were approximately $1.5 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, amortization expenses were approximately $4.5 million and $2.8 million, respectively.

As of September 30, 2026, estimated future amortization expense is expected as follows:

Remainder of 2026	$1,544,819
2027	5,100,508
2028	3,437,387
2029	452,037
2030	12,567
Thereafter	95,136
$10,642,454
Note 7 — Loans Held for Investment, Net
The amortized cost basis of the Company's loans held for investment by delinquency status as of September 30, 2026:

		Past Due
	Current	30-59 days	60-89 days	> 90 days	Total
Loans held for investment	$9,746,971	$70,405	$44,148	$35,852	$9,897,376
Allowance for credit losses					(1,056,703)
Loans held for investment, net					$8,840,673
The amortized cost basis of the Company's loans held for investment by delinquency status as of December 31, 2025:

		Past Due
	Current	30-59 days	60-89 days	> 90 days	Total
Loans held for investment	$8,173,364	$56,831	$24,233	$12,882	$8,267,310
Allowance for credit losses					(929,406)
Loans held for investment, net					$7,337,904
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

The following tables present an analysis of the credit quality of the amortized cost basis excluding accrued interest receivable, by calendar year of origination on loans held for investment as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost Basis by Calendar Year of Origination
	2026	2025	Prior	Total
A	$3,848,999	$399,705	$16,979	$4,265,683
B	3,230,426	204,001	8,232	3,442,659
C	1,376,904	322,466	26,316	1,725,686
D	394,534	67,774	1,040	463,348
Total amortized cost basis	$8,850,863	$993,946	$52,567	$9,897,376

	December 31, 2025
	Amortized Cost Basis by Calendar Year of Origination
	2025	2024	Prior	Total
A	$3,366,828	$104,402	$506	$3,471,736
B	2,639,049	118,046	7,976	2,765,071
C	1,384,930	153,755	34,452	1,573,137
D	445,093	5,102	7,171	457,366
Total amortized cost basis	$7,835,900	$381,305	$50,105	$8,267,310
The following tables summarize the balances of and changes in allowance for credit losses on loans held for investment as of September 30, 2026 and December 31, 2025:

Balance at January 1, 2026	$929,406
Charge-offs	(722,670)
Provision for credit losses	849,967
Balance at September 30, 2026	$1,056,703

Balance at January 1, 2025	$816,045
Charge-offs	(901,450)
Provision for credit losses	1,014,811
Balance at December 31, 2025	$929,406
Note 8 — Lease Merchandise, Net
The Company's lease merchandise, net of accumulated depreciation as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Lease merchandise	$491,616	$2,300,781
Less: Accumulated depreciation	(319,232)	(1,011,294)
Lease merchandise, net	$172,384	$1,289,487
Depreciation expense on lease merchandise for the three and nine months ended September 30, 2026 was $0.1 million and $0.7 million, respectively. Depreciation expense on lease merchandise for the three and nine months ended September 30, 2025 was $0.5 million and $1.1 million, respectively.

A loss on the disposal of leased merchandise for the three and nine months ended September 30, 2026 was $21,226 and $0.2 million, respectively. The gain on leased merchandise during each of the three and nine months ended September 30, 2025 was $23,395.

The Company recognized a recovery on leased merchandise of $14,384 and $83,711, for the three and nine months ended September 30, 2026, respectively and this recovery is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognized an impairment on leased merchandise of $0.2 million during each of the three and nine months ended September 30, 2025.

The Company's merchandise on operating leases consisted mostly of sporting goods during the three and nine months ended September 30, 2026 and 2025. All of the Company's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
Note 9 — Revolving Line of Credit
The Company assumed a $10.0 million revolving loan with a finance company through the Credova Merger. On March 12, 2026, the Company entered into the Second Amended and Restated Loan and Security Agreement, which extends the funding termination date through July 31, 2027. The line of credit bears interest at an annual rate of 14.5% with a minimum interest requirement. The borrowing base is set at 89% of the unpaid principal balance of pledged receivables that are no more than 60 days past due. The amendment contains customary covenants, trigger events, representations and warranties. Certain assets at Credova are assigned as collateral.
The revolving line of credit maturity date is subsequent to the revolving period, which is the earlier of: (a) nine months following the funding termination date of July 31, 2027 and (b) the remittance date on which the aggregate outstanding advances are $1.0 million or below.
Monthly remittance remains in effect with a borrowing base calculation. During the amortization period, the Company is required to repay the aggregate outstanding advances until such aggregate outstanding advances do not exceed the borrowing base, and then 100% of the remaining collections until the aggregate outstanding advances have been reduced to zero.
As of September 30, 2026 and December 31, 2025, the outstanding advances under this revolving loan totaled $6.8 million and $6.2 million, respectively.
Note 10 — Convertible Promissory Notes
Promissory Note Exchange
Prior to the execution of the Credova Merger Agreement, Credova, PSQ Holdings, Inc. and certain holders of outstanding subordinated notes (“Subdebt Notes”) issued by Credova (the “Participating Noteholders”) entered into a Note Exchange Agreement (the “Note Exchange Agreement”) pursuant to which, immediately prior to the closing of the transactions contemplated by the Credova Merger Agreement (the "Credova Closing"), the Participating Noteholders delivered their Subdebt Notes of Credova for cancellation, in exchange for newly-issued replacement notes issued by the Company, convertible into shares of Class A Common Stock (the “Replacement Notes”). The Replacement Notes accrue simple interest at 9.75% per annum and have 10-year maturity dates.
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

As of September 30, 2026 and December 31, 2025, the convertible promissory notes payable was $8.4 million.
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
Note 11 — Related Parties
In August 2024, the Company entered into a strategic consulting agreement with an individual who was appointed to the Board in December 2024. The individual was engaged by the Company to provide strategic advice and assistance with partnership development and marketing leadership for a fixed fee of $42,000 per month plus 6,666 (100,000 prior to the Reverse Stock Split) which vested one year from the grant date. Following the leadership change in January 2026, this engagement was put on hold. During the nine months ended September 30, 2026, the Company incurred $42,000, all of which was accrued. The Company also paid $42,000 during the period, which related to a December 2025 invoice. During the three and nine months ended September 30, 2025, the Company expensed $0.1 million and $0.4 million, respectively and paid $0.1 million and $0.3 million, respectively.
See Note 10 — Convertible Promissory Notes – Convertible Promissory Notes – Related Party and Note 13 — Stockholders' Equity for discussions of the Company's other Related Party arrangements.
Note 12 — Share-based Compensation
On July 25, 2023, the Board of the Company approved the PSQ Holdings, Inc. 2023 Stock Incentive Plan (the “Plan”) as well as the 2023 Employee Stock Purchase Plan (the "ESPP”), whereby it may grant to certain employees, consultants and advisors certain equity awards of the Company, including (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock and (d) restricted stock units ("RSUs"), of the Company. On July 9, 2026, the Company's stockholders approved the PSQ Holdings, Inc. Amended and Restated Stock Incentive Plan (the "Amended Plan"), which increased the number of shares available under the Plan by an additional 66,666 (1,000,000 prior to the Reverse Stock Split) shares, added provisions for performance-based awards, and made other clarifying updates.
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
Restricted Stock Units and Restricted Stock Awards
During the nine months ended September 30, 2026, and 2025, the Company issued RSUs and restricted stock awards ("RSAs") (together the "Awards") under the Amended Plan to employees, advisors, and members of the Board. Each award entitles the recipient to one share of the Company's Class A Common Stock. The Company measures the fair value of the Awards using the stock price on the date of grant.
Share-based compensation expense is recorded ratably over the applicable vesting period.
A summary of the activity with respect to, and status of, the Awards during the three and nine-month periods ended September 30, 2026 is presented below. All Awards and weighted average grant date values have been adjusted to reflect the impact of the Reverse Stock Split. See Note 1 — Organization and Business Operations for further details.
On August 11, 2026, the Company converted all unvested RSUs into RSAs that carry the same vesting schedule and vesting dates as the converted RSUs; no vesting dates were reset, accelerated, or extended. The Company recognized this modification as a Type I (probable-to-probable) modification under ASC 718. The modification did not result in any incremental compensation cost. The Company continues to recognize compensation cost for the modified awards based on the original RSU grant-date fair values, on a straight-line basis over the original, unchanged requisite service periods.

	Number of RSUs	Weighted Average Grant Date Value	Number of RSAs	Weighted Average Grant Date Value
Unvested as of January 1, 2026	196,093	$51.75	—	$—
Granted	26,893	$16.65	—	$—
Forfeited	(29,091)	$71.10	—	$—
Vested	(611)	$38.70	—	$—
Unvested as of March 31, 2026	193,284	$43.50	—	$—
Granted	—	$—	—	$—
Forfeited	(36,222)	$49.57	—	$—
Vested	(76,104)	$40.05	—	$—
Unvested as of June 30, 2026	80,958	$43.86	—	$—
Granted	75,593	$6.51	310,787	$11.35
Forfeited	(144,056)	$24.91	—	$—
Vested	(12,495)	$33.31	(7,244)	$67.74
Unvested as of September 30, 2026	—	$—	303,543	$10.00
As of September 30, 2026 and December 31, 2025, there were 50,666 and 218,181 Awards, respectively, authorized but not issued.
As of September 30, 2026, unrecognized compensation cost related to the grant of the Awards was approximately $2.0 million. Unvested outstanding Awards as of September 30, 2026 and December 31, 2025 had a weighted average remaining vesting period of 0.57 years and 1.59 years, respectively.
Share-based Compensation Expense Relating to Earn-out
In accordance with ASC 718, these are awards granted with a market condition. The effect of this market condition was reflected in the grant-date fair value of an award.
The Company recorded $0.9 million and $2.7 million for each of the three and nine months ended September 30, 2026 and 2025 of share-based compensation expense, related to the earn-out shares. As of September 30, 2026, unrecognized compensation cost related to the earn-out shares was approximately $5.8 million.

Stock Award Modification
On January 6, 2026, in connection with the significant change in operating roles of the Company's former Chief Strategic Officer and Chief Operating Officer, the Company modified their unvested RSUs, allowing all unvested RSUs to continue to vest in accordance with their original terms. No other changes were made to the award. The Company determined that the change in operating roles was considered a significant reduction and accounted for the changes as a Type III accounting modification (improbable-to-probable) under ASC 718. Accordingly, the Company reversed all share-based compensation expense previously recorded on the awards that are not expected to vest under the original terms. The Company reversed $0.9 million in share-based compensation expense for the nine months ended September 30, 2026 included in the general and administrative expenses in the Condensed Consolidated Statements of Operations. Total share-based compensation expense equal to the modification date fair value, is being recognized prospectively over the remaining requisite service period, beginning on the modification date.
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
Capital Raise and Offering Costs
On December 18, 2025, the Company completed a securities purchase agreement, resulting in gross proceeds of $7.5 million. The proceeds were recorded as an increase to common stock and additional paid-in capital ("APIC") based on the number of shares issued and the offering price. The Company incurred incremental costs directly attributable to the securities purchase agreement consisting of legal, accounting and other professional fees, which were recorded as a reduction of the gross proceeds from the offering and reflected as a decrease to APIC. During the nine months ended September 30, 2026, the Company recognized $22,091 of additional offering costs related to the prior period capital raise. These amounts were reflected as a reduction to APIC in the current period. No additional shares were issued in connection with the recognition of these costs. As of September 30, 2026, total offering costs associated with this financing transaction were $0.8 million.
As part of this transaction, the Company issued pre-funded warrants to purchase 334,545 shares of Class A Common Stock (5,018,184 prior to the Reverse Stock Split). The warrants had an exercise price of $0.0001 per share. All pre-funded warrants were converted into Class A Common Stock as of September 30, 2026.
At-The-Market Offering
On May 23, 2025, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth”) and TCBI Securities, Inc., doing business as Texas Capital Securities (“TCS”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A Common Stock, having an aggregate offering price of up to $50.0 million. 29,322 shares (439,831 prior to the Reverse Stock Split) were sold pursuant to the Sales Agreement during the nine months ended September 30, 2026, and no shares were sold pursuant to the Sales Agreement during the three months ended September 30, 2026. As of September 30, 2026, $48.5 million in shares remain available for issuance under the program.
Private Investment in Public Equity Financing
On August 13, 2026, the Company closed the Private Placement with Davis Pilot III, Donald J. Trump, Jr., Blake Masters, Willie Langston, James Celli, and Caitlin Long (or entities affiliated with such person), each of whom are directors of the

Company, resulting in gross proceeds of approximately $1.3 million, before fees and expenses. The Company issued an aggregate of 361,385 shares of Class A Common Stock at a price of $3.60 per share in the Private Placement.
Note 14 — Fair Value Measurements
The Company accounts for certain assets and liabilities at fair value and classifies these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3).
Assets and liabilities subject to fair value measurements are as follows:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$370,217	$—	$—	$370,217

Liabilities
Warrant liabilities – Public Warrants	$109,250	$—	$—	$109,250
Warrant liabilities – Private placement warrants(1)	—	—	136,800	136,800
Earn-out liabilities(2)	—	—	11,000	11,000
Total liabilities	$109,250	$—	$147,800	$257,050

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents – Money market	$3,168,199	$—	$—	$3,168,199

Liabilities
Warrant liabilities – Public Warrants	$546,250	$—	$—	$546,250
Warrant liabilities – Private placement warrants(1)	—	—	684,000	684,000
Earn-out liabilities(2)	—	—	540,000	540,000
Total liabilities	$546,250	$—	$1,224,000	$1,770,250
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

The following tables summarize the balances of and changes in Level 3 private placement warrants and earn-out liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025:

	Private Placement Warrants	Earn-out Liabilities
Balance at January 1, 2026	$684,000	$540,000
Change in fair value during the period	(342,000)	(38,500)
Balance at March 31, 2026	$342,000	$501,500
Change in fair value during the period	(57,000)	(480,500)
Balance at June 30, 2026	$285,000	$21,000
Change in fair value during the period	(148,200)	(10,000)
Balance at September 30, 2026	$136,800	$11,000

Balance at January 1, 2025	$5,586,000	$620,000
Change in fair value during the period	(4,104,000)	(450,000)
Balance at March 31, 2025	$1,482,000	$170,000
Change in fair value during the period	—	540,000
Balance at June 30, 2025	$1,482,000	$710,000
Change in fair value during the period	(228,000)	(25,000)
Balance at September 30, 2025	$1,254,000	$685,000
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
As of September 30, 2026, the Company operates under one reportable segment: Financial Technology. The Financial Technology reportable segment is comprised of the following three operating segments:
•Credova Holdings, Inc., which generates revenue primarily through five activities: sale of loan and lease contracts, interest earned on loans, rent payments on leased merchandise, and direct revenues from both retailer discounts and origination fees paid by third-parties earned in connection with providing financing on consumer goods.
•PSQPayments LLC (“Payments”), is a wholly owned subsidiary of PSQ Holdings, Inc. which generates revenue via its merchant servicer platform to provide its customers with a payments stack to efficiently manage their payment processes. The merchant servicer platform combines the payment processing and gateway into a single, integrated service encompassing all debit and credit card processing and ACH in and out payment processing.
•PSQ Impact LLC ("Impact"), is a wholly owned subsidiary of PSQ Holdings, Inc. which generates revenue via its fundraising platform to provide political campaigns and nonprofits with access to a secure payment and reporting platform.
The CODM measures and evaluates the Company’s performance based on segment gross revenue, segment non-GAAP gross profit and segment non-GAAP operating income/(loss).
Segment performance, as defined by the Company, is not necessarily comparable to other similarly titled captions of other companies.

The following tables set forth the Company’s revenues, net, segment non-GAAP gross profits and segment non-GAAP operating income/(loss) and operating loss for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues, net:
Financial Technology
Direct revenue	$566,179	$481,772	$1,858,114	$1,638,925
Interest income on loans	922,838	616,566	2,642,018	1,812,185
Loan and lease contracts sold, net	2,027,978	699,663	6,205,525	2,257,785
Lease merchandise, net	238,190	1,127,666	1,695,894	2,098,000
Payment processing revenues (1)	3,587,800	1,479,194	10,232,377	3,080,626
Total revenues, net	$7,342,985	$4,404,861	$22,633,928	$10,887,521
(1)Includes both Payments and Impact revenues.

	For the three months ended September 30,
	2026	2025
Revenues, net	$7,342,985	$4,404,861
Cost of revenues attributable to segments(1)	(3,501,146)	(1,398,887)
Segment non-GAAP Gross Profit	3,841,839	3,005,974
Operating expenses attributable to segments	(3,503,536)	(5,197,053)
Segment non-GAAP operating income / (loss)	338,303	(2,191,079)
Reconciliation of total segment non-GAAP operating income/(loss) to operating loss:
Corporate costs not allocated to segments	(1,654,160)	(1,383,073)
Share-based compensation expense(1)	(355,861)	(4,422,742)
Depreciation and amortization	(1,654,962)	(1,699,205)
Operating loss	(3,326,680)	(9,696,099)
Other expense, net	(706,425)	(358,898)
Loss before income taxes	$(4,033,105)	$(10,054,997)
(1)$338 and $0.1 million categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025, respectively, have been included in the "Share-based compensation expense" line item.

	For the nine months ended September 30,
	2026	2025
Revenues, net	$22,633,928	$10,887,521
Cost of revenues attributable to segments(1)	(10,098,725)	(3,009,828)
Segment non-GAAP Gross Profit	12,535,203	7,877,693
Operating expenses attributable to segments	(12,671,205)	(15,678,985)
Segment non-GAAP operating loss	(136,002)	(7,801,292)
Reconciliation of total segment non-GAAP operating loss to operating loss:
Corporate costs not allocated to segments	(5,939,850)	(4,463,229)
Share-based compensation expense(1)	(2,955,032)	(7,975,726)
Depreciation and Amortization	(5,219,215)	(3,973,592)
Operating loss	(14,250,099)	(24,213,839)
Other expense, net	(1,507,958)	6,604,662
Loss before income taxes	$(15,758,057)	$(17,609,177)
(1)$1,338 and $0.1 million categorized under “Cost of revenue (exclusive of depreciation and amortization expense shown below)” in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025, respectively, have been included in the "Share-based compensation expense" line item.
No asset information has been disclosed as the CODM does not regularly review asset information by reportable segment.
Note 16 — Commitments and Contingencies
Other Legal Matters
From time to time in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2026, the Company did not have any pending claims, charges or litigation that were expected to have a material adverse impact on its financial position, results of operations or cash flows.
Note 17 — Subsequent Events
The Company has evaluated and recognized or disclosed subsequent events, as appropriate, from the Condensed Consolidated Balance Sheets date through the date the condensed consolidated financial statements were issued.
On the Closing Date, the Company closed on the asset sale of EveryLife to the Buyer, pursuant to which the Company received $1.0 million in cash and a $4.5 million Seller Note issued by the Buyer. The Seller Note is secured by EveryLife's assets, begins to accrue interest at the prime rate on February 1, 2027, and provides for a minimum monthly principal payment of less than $0.1 million, with any remaining principal due in full on the Maturity Date, unless the Buyer exercises one or both of its two successive options to extend the Maturity Date by 12 months per extension if, despite commercially reasonable efforts, Buyer is unable to obtain bank financing sufficient to repay the Seller Note.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, the future financial performance of the Company, our growth plans and opportunities, our planned acquisitions or divestitures, our ability to regain and maintain compliance with the NYSE continued listing standards and maintain our exchange listings, our financial performance, our ability to raise additional funds, and any other statements that are not statements of current or historical facts.
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
Following further evaluation of market conditions and transaction alternatives, the Company determined during the fourth quarter of 2025 that pursuing a sale or partnership of the Marketplace segment would not be the most efficient use of resources. Accordingly, the Company continued winding down the Marketplace business as of December 31, 2025, with Marketplace operations fully discontinued as of June 30, 2026. The Company may evaluate opportunities to leverage certain customer relationships in support of its Financial Technology initiatives.
On July 28, 2026, the Company entered into a definitive agreement for the sale of EveryLife's assets to FreeHold Brands, LLC, at a purchase price of $5.5 million in cash, before transaction fees and customary adjustments. The transaction closed November 5, 2026, with $1.0 million received in cash and the remaining $4.5 million financed over the next 12 months with a minimum monthly principal payment of $0.1 million.

Effective December 31, 2025, PSQ Holdings, Inc. operates under one reportable segment: Financial Technology ("Financial Technology" or "FinTech"). The Financial Technology reportable segment is comprised of three operating segments, Credova, a "Buy Now, Pay Later" company focused on the outdoors & shooting sports industry; Payments, a "cancel-proof" payments processing company; and Impact, a payments and fundraising platform serving nonprofit organizations and political campaigns.
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
On the Reverse Stock Split Effective Date, every 15 shares of Class A Common Stock then issued and outstanding were combined automatically into one share of Class A Common Stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the Reverse Stock Split were settled in cash. The number of shares of Class A Common Stock outstanding was reduced from 50,349,974 to 3,356,609 with 54 fractional shares payable in cash totaling $268.
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

On May 18, 2026, the Company announced that the NYSE accepted the Company's previously submitted plan to regain compliance with the NYSE's continued listing standards. In its notification to the Company, the NYSE granted the Company an 18-month period from the February 10, 2026, notice of noncompliance. The Company will be subject to quarterly reviews by the NYSE during the 18-month period. If the Company does not regain compliance with the NYSE listing standards by the end of the 18-month period, or if the Company does not make sufficient progress consistent with the submitted plan, the NYSE may initiate delisting proceedings. The Company regained compliance with Rule 802.01C following the Reverse Stock Split.

In addition, if the Company’s average total market capitalization over a consecutive 30 trading-day period falls below $15.0 million, the NYSE will immediately suspend the trading of its Class A Common Stock and public warrants and commence delisting proceedings. Moreover, if the NYSE determines that the Company's Class A Common Stock or public warrants are trading at "abnormally low selling price" levels, it will also immediately suspend the trading of the Company's

Class A Common Stock or public warrants, as applicable, and commence delisting proceedings pursuant to Rule 802.01D. There can be no assurance that the Company will be able to regain compliance with the NYSE’s continued listing standards and avoid the delisting of its securities.
Components of Results of Operations
During the three months ended September 30, 2026 and 2025, our net loss was $4.1 million and $12.0 million, respectively, an improvement of $7.9 million, primarily due to an increase in revenues of $2.9 million, a decrease in total costs and expenses of $3.4 million, decrease in loss from discontinued operations of $1.8 million, slightly offset by a decrease in the change in fair value of the earn-out and warrant liabilities of $0.1 million.
Revenues, net
We generate revenues from our only segment: Financial Technology, as summarized below.
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
Impact generates revenues via its fundraising platform by providing a secure payments and reporting technology to support 501(c)(3) and 501()c(4) nonprofits in the conservative movement.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of information technology, professional services, insurance, travel, and other administrative expenses. We expect to continue incurring expenses associated with operating as a public company, including legal, audit, tax and accounting costs, investor relations costs, insurance premiums and compliance costs. As a result of cost-saving measures, we expect general and administrative expenses will decrease in absolute dollars in future periods and decline as a percentage of total revenue over time.

Sales and Marketing Expenses
Sales and marketing expenses consist primarily of salaries, employee benefits, consultant fees, commissions, and direct marketing costs related to the promotion of our platforms/solutions. As a result of cost-saving measures, we expect sales and marketing expenses will remain flat in absolute dollars and decline as a percentage of total revenue over time as we scale back paid marketing efforts and focus on monetizing our current customer base.
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
Non-Operating Income and Other Items
Other (Expense) Income, net
Other (expense) income, net relates to interest income earned on money market accounts and a loss resulting from the sale of leased assets for each of the three and nine months ended September 30, 2026.
Changes in Fair Value of Earn-out Liabilities
Changes in fair value of earn-out liabilities are recorded in the Condensed Consolidated Statements of Operations. The earn-out liabilities represent a financial instrument other than an outstanding share that embodies a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares. We record the earn-out liabilities at their fair values at each reporting period.
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
Key Business Metrics and Selected Financial Data
We use the following key metrics and non-GAAP performance measures to evaluate our performance, identify trends affecting our business, and make strategic decisions:
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

	Three Months Ended September 30,
	2026	2025	% Change
GMV - Credit	$13,575,857	$11,044,476	23%
GMV - Payments	$197,286,487	$89,233,120	121%

	Nine Months Ended September 30,
	2026	2025	% Change
GMV - Credit	$42,751,096	$33,155,901	29%
GMV - Payments	$571,551,088	$193,437,952	195%
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV - Credit as the total dollar amount of all transactions generated from the Financial Technology segment during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
We define GMV - Payments as the total dollar amount of all transactions processed by our merchant partners during the applicable period.
For the three months ended September 30, 2026 and 2025, GMV - Credit was $13.6 million and $11.0 million, respectively, which represented an approximate change of 23% as compared to the same period in 2025.
For the nine months ended September 30, 2026 and 2025, GMV - Credit was $42.8 million and $33.2 million respectively, which represented an approximate change of 29% as compared to the same period in 2025.
For the three months ended September 30, 2026, our top five merchants and platform partners represented approximately 57% of total GMV - Credit, as compared to 58% for the three months ended September 30, 2025. Total GMV - Credit attributable to our largest merchant during each of the three months ended September 30, 2026 and 2025 was 25% and 23%, respectively.
For the nine months ended September 30, 2026, our top five merchants and platform partners represented approximately 56% of total GMV - Credit, as compared to 58% for the nine months ended September 30, 2025. Total GMV - Credit attributable to our largest merchant during each of the nine months ended September 30, 2026 and 2025 was 24% and 23%, respectively.
The slight decrease in concentration among our top five merchants reflects the impact of onboarding new merchants, which has diversified the overall merchant mix.

GMV – Credit increased year-over-year, driven by higher consumer conversion and increased average order values for consumers utilizing our financing products.

Industry conditions remained stable during the quarter. According to the National Shooting Sports Foundation (“NSSF”), U.S. firearm sales as measured by NSSF-adjusted National Instant Criminal Background Check System (“NICS”) checks declined in 2025 compared to 2024; however, adjusted NICS checks increased approximately 2.5% on a year-over-year basis in the third quarter of 2026, with increases in July (8.5%) and August (2.2%) partially offset by a decrease in September (2.3%). While these trends may not be indicative of a sustained recovery, and macroeconomic factors, including inflationary pressures and constrained discretionary spending, continue to weigh on consumer demand, the industry continues to demonstrate a consistent baseline level of demand, with monthly adjusted background checks exceeding one million in each month of the quarter. Given the 23% and 29% increases in GMV - Credit for the three and nine months ended September 30, 2026, respectively, our credit products have demonstrated strong consumer adoption, as reflected in higher conversion of approved applicants to signed contracts and higher average order values among our existing merchant relationships.

The Company continues to implement initiatives designed to support growth and diversification, including expansion into new and tangential retail verticals, increased customer re-engagement, development of new financial products, and enhancements to underwriting processes through data-driven tools.
For the three months ended September 30, 2026 and 2025, GMV - Payments was $197.3 million and $89.2 million, respectively, which represented an approximate change of 121%, as compared to the same period in 2025.
For the nine months ended September 30, 2026 and 2025, GMV - Payments was $571.6 million and $193.4 million, respectively, which represented an approximate change of 195% as compared to the same period in 2025.
GMV – Payments increased year-over-year, driven primarily by an increased number of merchants actively processing through our solution.
For the three months ended September 30, 2026, our top three merchants accounted for approximately 83% of total GMV - Payments, with our largest merchant representing 43%.
For the nine months ended September 30, 2026, our top three merchants accounted for approximately 80% of total GMV – Payments, with our largest merchant representing 38%. As Payments was a nascent business during this same period in 2025 and only a few merchants were actively processing through our solution, management believes 2025 GMV - Payments breakdown by merchant is not beneficial to provide.

Revenue per Headcount
Beginning in the first quarter 2026, the Company started tracking revenue per headcount as a key operating metric to evaluate its efficiency and productivity relative to peers.
We define revenue per headcount as total revenue for the period divided by the number of full-time equivalent employees ("FTEs") as of the last day of the period. FTEs include full-time employees.
The following table summarizes our revenue per headcount:

	For the three months ended September 30,
	2026	2025
Revenue per headcount:	$209,800	$61,179

	For the nine months ended September 30,
	2026	2025
Revenue per headcount:	$646,684	$151,216
For the three and nine months ended September 30, 2026, total FTEs were 35 compared to 72 for the three and nine months ended September 30, 2025. The year-over-year increase is driven by a 67% increase in revenue for the three months ended September 30, 2026 and a 108% increase in revenue growth for the nine months ended September 30, 2026, coupled with a 51% decrease in headcount.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025 found elsewhere in this report.

The following tables sets forth our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, and the dollar and percentage change between the two periods:

	For the Three Months Ended September 30,
	2026	2025	Variance ($)	Variance (%)
Revenues, net	$7,342,985	$4,404,861	$2,938,124	67%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	3,501,484	1,451,234	2,050,250	141%
General and administrative	3,182,090	8,144,403	(4,962,313)	(61)%
Sales and marketing	1,631,702	1,564,449	67,253	4%
Research and development	699,427	1,241,669	(542,242)	(44)%
Depreciation and amortization	1,654,962	1,699,205	(44,243)	(3)%
Total costs and expenses	10,669,665	14,100,960	(3,431,295)	(24)%
Operating loss	(3,326,680)	(9,696,099)	6,369,419	(66)%
Other (expense) income:
Other (expense) income, net	(15,122)	142,745	(157,867)	(111)%
Changes in fair value of earn-out liabilities	10,000	25,000	(15,000)	(60)%
Changes in fair value of warrant liabilities	268,950	343,000	(74,050)	(22)%
Interest expense, net	(970,253)	(869,643)	(100,610)	12%
Loss before income taxes from continuing operations	(4,033,105)	(10,054,997)	6,021,892	(60)%
Income tax benefit	—	8,176	(8,176)	(100)%
Loss from continuing operations	(4,033,105)	(10,046,821)	6,013,716	(60)%
Loss from discontinued operations, net of tax	(99,477)	(1,936,067)	1,836,590	(95)%
Net loss	$(4,132,582)	$(11,982,888)	$7,850,306	(66)%

	For the Nine Months Ended September 30,
	2026	2025	Variance ($)	Variance (%)
Revenues, net	$22,633,928	$10,887,521	$11,746,407	108%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization expense shown below)	10,100,063	3,128,208	6,971,855	223%
General and administrative	15,377,922	20,133,393	(4,755,471)	(24)%
Sales and marketing	4,103,863	4,643,237	(539,374)	(12)%
Research and development	2,082,964	3,222,930	(1,139,966)	(35)%
Depreciation and amortization	5,219,215	3,973,592	1,245,623	31%
Total costs and expenses	36,884,027	35,101,360	1,782,667	5%
Operating loss	(14,250,099)	(24,213,839)	9,963,740	(41)%
Other (expense) income:
Other (expense) income, net	(129,243)	886,718	(1,015,961)	(115)%
Changes in fair value of earn-out liabilities	529,000	485,000	44,000	9%
Changes in fair value of warrant liabilities	984,200	7,839,500	(6,855,300)	(87)%
Interest expense, net	(2,891,915)	(2,606,556)	(285,359)	11%
Loss before income taxes from continuing operations	(15,758,057)	(17,609,177)	1,851,120	(11)%
Income tax benefit	—	—	—	N/A
Loss from continuing operations	(15,758,057)	(17,609,177)	1,851,120	(11)%
Loss from discontinued operations, net of tax	(450,553)	(7,187,036)	6,736,483	(94)%
Net loss	$(16,208,610)	$(24,796,213)	$8,587,603	(35)%
Revenues, net

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues, net:
Financial Technology
Direct revenue	$566,179	$481,772	$1,858,114	$1,638,925
Interest income on loans	922,838	616,566	2,642,018	1,812,185
Loan and lease contracts sold, net	2,027,978	699,663	6,205,525	2,257,785
Lease merchandise, net	238,190	1,127,666	1,695,894	2,098,000
Payment processing revenues (1)	3,587,800	1,479,194	10,232,377	3,080,626
Total revenues, net	$7,342,985	$4,404,861	$22,633,928	$10,887,521
(1)Includes both Payments and Impact revenues.
Revenues, net increased by $2.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and increased by $11.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increases are primarily related to the launch of Payments and Impact, the increase in loan and lease contracts sold and an increase in the interest income and retailer discount revenues.

Cost of Revenue (exclusive of depreciation and amortization)
Cost of revenue (exclusive of depreciation and amortization) increased by $2.1 million, or 141%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and $7.0 million or 223% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This is primarily attributed to an increase in transaction fees as a result of the launch of Payments and Impact.
General and Administrative Expenses
General and administrative expenses decreased by $5.0 million, or 61%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in share-based compensation of $3.8 million and a decrease in employee compensation of $1.2 million.
General and administrative expenses decreased by $4.8 million or 24% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease in share-based compensation of $3.3 million and a decrease in employee compensation of $1.6 million, partially offset by a $0.1 million increase in other general and administrative expenses.
Sales and Marketing Expenses
Sales and marketing expenses increased $0.1 million, or 4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is primarily due to a $0.2 million increase in share-based compensation, partially offset by a $0.1 million decrease in employee compensation. The share-based compensation increase reflects the reallocation of earnout expense to remaining participants under the "last man standing" provision, a portion of whom are in sales and marketing.
Sales and marketing expenses decreased $0.5 million or 12% or the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to an decrease in share-based compensation of $0.4 million and, a decrease in brand and other sales and marketing expenses of $0.4 million partially offset by an increase in employee compensation of $0.3 million.
Research and Development Expenses
Research and development expenses decreased by $0.5 million, or 44%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $0.5 million decrease in share-based compensation expense.
Research and development expenses decreased $1.1 million, or 35% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $1.2 million decrease in share-based compensation expense, partially offset by an increase in employee compensation.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased by $44,243, or 3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in leased asset depreciation of $0.4 million, partially offset by the amortization of capitalized software development costs of $0.4 million.
Depreciation and amortization expense increased by $1.2 million, or 31%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to the amortization of capitalized software development costs of $1.7 million, partially offset by a decrease in leased asset depreciation of $0.4 million.
The Company made the strategic decision to discontinue retaining new leases on its balance sheet beginning in September 2025, and begin forward flowing them to its servicing partner. This change reduced the Company's investment in leased assets and preserved cash.
Other (Expense) Income, net
Other expense, net increased by $0.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to a decrease in interest income earned on the money market accounts due to lower average balances and an increase in loss on leased assets.

Other expense, net increased by $1.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was primarily driven by a $0.8 million decrease in interest income earned on the money market accounts and a $0.2 million increase related to loss on sale of leased assets.
Changes in Fair Value of Earn-out Liabilities
Changes in fair value of earn-out liabilities decreased by an immaterial amount, for each of the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. The change was due to the fluctuation in the fair value of the earn-out liabilities at the end of each reporting period.
Changes in Fair Value of Warrant Liabilities
Changes in fair value of warrant liabilities decreased by $0.1 million and $6.9 million, respectively, for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The change was due to the fluctuation in the fair value of the warrant liabilities at the end of each reporting period.
Interest Expense, net
Interest expense, net increased by $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increase was due to interest paid on the revolving line of credit.
Income Tax Benefit (Expense)
Income tax benefit (expense) changed by an immaterial amount for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change was primarily related to state income tax. Income tax benefit (expense) was zero for the each of the nine months ended September 30, 2026 and September 30, 2025.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been funds from financing activities. We have reported net losses of $16.2 million and $24.8 million for the nine months ended September 30, 2026 and 2025, respectively, and had negative cash flows from operations of $8.2 million and $17.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had aggregate unrestricted cash and cash equivalents of $3.8 million and $14.6 million and net working capital of $5.7 million and $16.1 million, respectively.
The Company believes its existing cash and cash equivalents, together with cash proceeds from the sale of the Brands segment, will be sufficient to fund its operating and capital needs for at least the next twelve months from the date the Condensed Consolidated Financial Statements were available to be issued. In addition, the Company has access to an at-the-market equity offering program pursuant to which it may offer and sell shares of its Class A Common Stock from time to time, with $48.5 million in shares remaining available for issuance and sale under the program as of September 30, 2026.
Management continues to implement initiatives intended to reduce cash usage and improve operating efficiency. Through the strategic shift to focus exclusively on FinTech operations, the Company is improving its cash position and initiating a variety of cash management initiatives, including stronger revenues and margin run rates derived from the investments made in 2025, discontinuation of its Brands and Marketplace segments, reducing corporate operating expenses, and a staff reduction of 51% which occurred from September 2025 through September 2026. These executed and planned reductions that started in the third quarter of 2025 are expected to result in annualized cash savings of approximately $8.0 million. As of September 30, 2026, the Company had achieved $10.8 million of savings. Additionally, management is considering amending the terms of the existing credit facility to access additional financing, and evaluating other areas to reduce costs, if necessary.

On July 28, 2026, the Company entered into a definitive agreement for the sale of EveryLife's assets to FreeHold Brands, LLC ("Buyer"), at a purchase price of $5.5 million in cash, before transaction fees and customary adjustments. On November 5, 2026, (the "Closing Date"), the parties entered into an amendment to the definitive agreement providing for an adjustment to the purchase price, pursuant to which, the Company received $1.0 million in cash and a $4.5 million seller note issued by the Buyer (the "Seller Note"). The Seller Note is secured by EveryLife's assets, begins to accrue interest at the prime rate on February 1, 2027, and provides for a minimum monthly principal payment of less than $0.1 million, with any remaining principal due in full 12 months from the Closing Date (the "Maturity Date"), unless Buyer exercises one or both of its two successive options to extend the Maturity Date by 12 months per extension if, despite commercially reasonable efforts, Buyer is unable to obtain bank financing sufficient to repay the Seller Note.
The Company’s future capital requirements will depend on many factors including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing, and research and development efforts. In order to finance these opportunities, the Company may need to raise additional financing through public or private equity offerings, debt financings (including related-party financings), a credit facility or strategic collaborations. While there can be no assurances, the Company may need to pursue additional equity raises and rounds of debt financing. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations and financial condition would be materially and adversely affected. The Company may not be able to complete the planned divestiture of EveryLife on the expected timeline, or at all, or the proceeds may be less than anticipated, which could adversely affect the Company's liquidity and capital resources.
Operationally, the Company continues to focus on improving cash generation through revenue growth within its core business. Payments has expanded its merchant onboarding and sales efforts and has entered into multiple large merchant agreements, with additional contracts in advanced stages of negotiations. These developments are expected to contribute to future revenue growth; however, the timing and magnitude of any related cash inflows may vary.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table shows our cash flows for both continuing and discontinuing operations (used in)/provided by operating activities, investing activities and financing activities for the stated periods:

	For the nine months ended September 30,
	2026	2025	$ Change
Net cash used in operating activities	$(8,173,510)	$(17,368,971)	$9,195,461
Net cash used in investing activities	$(3,347,307)	$(7,715,297)	$4,367,990
Net cash provided by financing activities	$2,169,147	$831,033	$1,338,114
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $8.2 million compared to $17.4 million for the nine months ended September 30, 2025. The decrease in cash used in operating activities was due primarily to an decrease of $8.6 million in net loss, and a change in fair value of warrant and earnout liabilities of $6.8 million, partially offset by an increase in the net cash used by operating assets and liabilities of $1.6 million and a decrease of $4.6 million in non-cash related expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $3.3 million compared to $7.7 million for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2026 primarily related to $2.4 million of net decrease in loans held for investment and $1.5 million of software development costs, partially offset by $0.5 million of reductions to lease merchandise. Net cash used in investing activities for the nine months ended September 30, 2025 primarily related to $2.3 million of software development costs and $3.4 million of additions to lease merchandise, $1.5 million of loans held for investment and $0.5 million of purchased licenses.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $2.2 million compared to $0.8 million for the nine months ended September 30, 2025. The increase was primarily due to proceeds received from the August 2026 private investment in public equity financing of $1.3 million, and a decrease in cash paid for stock issuance of $0.3 million, partially offset by a $0.1 million decrease in the revolving credit facility and a $0.1 million decrease in proceeds received from the at-the-market offering.
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
For the periods presented, we define non-GAAP operating income/(loss) as GAAP operating loss, adjusted to exclude, as applicable, certain expenses as presented in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation:
GAAP operating loss	$(3,326,680)	$(9,696,099)	$(14,250,099)	$(24,213,839)
Non-GAAP adjustments:
Corporate costs not allocated to segments	(1,654,160)	(1,383,073)	(5,939,850)	(4,463,229)
Share-based compensation expense	(355,861)	(4,422,742)	(2,955,032)	(7,975,726)
Depreciation and amortization	(1,654,962)	(1,699,205)	(5,219,215)	(3,973,592)
Non-GAAP operating income/(loss)	$338,303	$(2,191,079)	$(136,002)	$(7,801,292)
Off-Balance Sheet Arrangements.
None.
Critical Accounting Policies and Estimates
We prepare our unaudited Condensed Consolidated Financial Statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, balance sheet, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our balance sheet and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Our significant accounting policies are described in Note 3 to our Unaudited Condensed Consolidated Financial Statements for the nine-month period ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q. There were no material changes in the Company's critical accounting policies and estimates during the nine months ended September 30, 2026. A description of the Company's critical accounting policies, estimates and assumptions used in the preparation of the Company's consolidated financial statements is included in Part II. Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on March 17, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2026. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of that date. Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

As previously disclosed, management identified a material weakness in internal control over financial reporting related to presentation on the consolidated statements of cash flows. To remediate, management expanded and improved the review process for complex transactions and onboarded additional staff with requisite experience as accounting professionals. Management tested the design and operating effectiveness of these controls and concluded as of September 30, 2026, that the material weakness had been remediated.
Changes in Internal Control Over Financial Reporting
Except as noted above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may be subject to immediate suspension and delisting from the NYSE if our average total market capitalization over a consecutive 30 trading-day period falls below $15 million or if the NYSE determines that any of our securities are trading at "abnormally low selling price" levels.. Section 802.01B of the NYSE Listed Company Manual requires an average total market capitalization of at least $15 million over any trailing 30 trading-day period. A breach of this threshold triggers immediate suspension and delisting procedures, with no cure period and no compliance-plan eligibility, regardless of the standard under which we originally listed. As of November 3, 2026, our average total market capitalization was $16.9 million. Moreover, if the NYSE determines that our Class A Common Stock or public warrants are trading at "abnormally low selling price" levels, it will also immediately suspend the trading of our Class A Common Stock or public warrants, as applicable, and commence delisting proceedings pursuant to Rule 802.01D. Continued price volatility could cause us to fall below any of these thresholds, resulting in prompt delisting.
Item 5. Other Information.
None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

Item 6. Exhibits.

Exhibit	Description
3.1	Restated Certificate of Incorporation of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 25, 2023)
3.2	Second Amended and Restated Bylaws of PSQ Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 7, 2026)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 10, 2026)
10.1†
Asset Purchase Agreement, dated as of July 28, 2026, by and among EveryLife Inc., EveryLife Women, LLC and FreeHold Brands, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2026).

10.2
Securities Purchase Agreement, dated August 13, 2026, by and between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 on our Current Report on Form 8-K filed on August 14, 2026).

10.3#
Employment Agreement, between PSQ Holdings, Inc. and Dusty Wunderlich, effective as of January 27, 2026 (incorporated herein by reference to Exhibit 10.1 on our Current Report on Form 8-K/A filed on August 14, 2026).

10.4#
Employment Agreement, between PSQ Holdings, Inc. and Michael Pena, effective as of May 1, 2026 (incorporated herein by reference to Exhibit 10.1 on our Current Report on Form 8-k/A filed on August 14, 2026).

10.5#
Employment Agreement, between PSQ Holdings, Inc. and Krista Wenzel, effective as of May 1, 2026 (incorporated herein by reference to Exhibit 10.2 on our Current Report on Form 8-k/A filed on August 14, 2026).

10.64	Amended and Restated 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 10, 2026).
10.7
First Amendment to Asset Purchase Agreement, dated as of September 15, 2026, by and among EveryLife Inc., EveryLife Women, LLC and FreeHold Brands, LLC (incorporated by reference to Exhibit 10,2 to our Current Report on Form 8-K filed on November 5, 2026).

10.8†
Second Amendment to Asset Purchase Agreement, dated as of November 5, 2026, by and among EveryLife Inc., EveryLife Women, LLC and FreeHold Brands, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 5, 2026).

10.9
Non-Negotiable Secured Promissory Note, issued by FreeHold Brands, LLC to EveryLife Inc. and EveryLife Women, LLC, dated November 5, 2026 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 5, 2026).

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
*Filed herewith.
**Furnished herewith.

# Indicates a management contract or compensatory plan, contract or arrangement
† Pursuant to Item 601(a)(5) of Regulation S-K, the exhibits and schedules to Exhibit 10.1 have been omitted from this report and will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSQ Holdings, Inc.

Date: November 6, 2026		/s/ Dusty Wunderlich
	Name:	Dusty Wunderlich
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026		/s/ Michael Pena
	Name:	Michael Pena
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2026		/s/ Krista Wenzel
	Name:	Krista Wenzel
	Title:	Chief Accounting Officer
(Principal Accounting Officer)